Form 10-Q
period 2002-06-30
QUALITY DISTRIBUTION LLC
filed 2002-08-14
CIK 1178994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      JUNE 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-98077

Quality Distribution, LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3668323

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL	33619

(Address of Principal Executive Offices)	(Zip Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes      No

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at JUNE 30, 2002

(Membership Interest, No par value)	100

QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

INDEX

		Page No.

Part I	Financial Information

	Item 1 Financial Statements

	Condensed consolidated balance sheets - June 30, 2002 (unaudited) and December 31, 2001	3-4

	Condensed consolidated statements of operations - Three months and six months ended June 30, 2002 and 2001 (unaudited)	5

	Condensed consolidated statements of cash flows - Six months ended June 30, 2002 and 2001 (unaudited)	6

	Condensed Consolidated Statement of Membership Interest for the period ended June 30, 2002	7

	Notes to condensed consolidated financial statements (unaudited)	8-27

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-32

	Item 3 Quantitative and Qualitative Disclosures About Market Risk	33

Part II	Other Information

	Item 1 Legal proceedings	34

	Item 4 Submission of matters to a vote of security holders	34

	Item 6 Exhibits and Reports on Form 8-K	34

Signatures		35

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS

Current assets:

Cash	$3,261	$2,212

Accounts receivable	98,416	98,173

Allowance for doubtful accounts	(11,130)	(9,272)

Receivable — petroleum division sale	3,501	—

Inventories	1,034	1,143

Prepaid expenses	5,017	5,767

Prepaid tires	8,482	8,968

Income tax receivable	—	306

Other	2,599	2,666

Total current assets	111,180	109,963

Property, plant and equipment	339,452	348,688

Less — accumulated depreciation and amortization	(179,272)	(171,329)

	160,180	177,359

Goodwill, net	130,111	150,510

Intangibles	2,570	2,265

Other assets	8,826	8,881

	$412,867	$448,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(continued)

	June 30,
	2002	December 31,
	(Unaudited)	2001

LIABILITIES AND MEMBERSHIP INTEREST

Current liabilities:

Current maturities of indebtedness	$2,677	$2,677

Accounts payable and accrued expenses	67,248	62,848

Affiliates and owner operators payable	9,491	4,930

Income taxes payable	547	1,092

Total current liabilities	79,963	71,547

Long term bank debt, less current maturities	289,343	301,179

Subordinated debt	94,419	140,000

Environmental liabilities	32,590	36,163

Other long term obligations	11,880	13,744

Deferred taxes	1,396	1,270

Total liabilities	509,591	563,903

Minority interest in subsidiary	1,833	1,833

Mandatorily redeemable preferred stock	—	16,499

Mandatorily redeemable common stock (30 shares)	—	1,210

MEMBERSHIP INTEREST:

Membership interest, no par value, 1,000 authorized, 100 issued at June 30, 2002 Common stock, $.01 par value; 15,000 shares authorized and issued at December 31, 2001	—	20

Additional paid-in-capital	176,816	105,544

Treasury stock	—	(402)

Accumulated (deficit)	(77,515)	(37,435)

Stock recapitalization	(189,589)	(189,589)

Accumulated other comprehensive (loss)	(8,269)	(10,829)

Notes receivable	—	(1,776)

Total membership interest	(98,557)	(134,467)

	$412,867	$448,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)(in thousands)

	Six months ended		Three months ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:

Transportation	$223,518	$225,357	$117,790	$114,396

Other	33,119	31,049	16,629	15,414

Total operating revenues	256,637	256,406	134,419	129,810

Operating expenses:

Purchased transportation	150,120	150,933	79,243	77,141

Depreciation and amortization	15,596	16,659	7,841	8,470

Other operating expenses	74,328	72,085	38,064	36,311

Operating income	16,593	16,729	9,271	7,888

Interest expense, net	19,484	19,062	9,577	9,621

Interest expense, transaction fees	10,077	—	10,077	—

Other expense (income)	48	(2)	12	11

Loss before taxes	(13,016)	(2,331)	(10,395)	(1,744)

Provision for income taxes	353	710	164	350

Net loss from continuing operations	(13,369)	(3,041)	(10,559)	(2,094)

Discontinued operations:

Loss from operations of discontinued division (net of tax of $0)	(263)	(419)	(28)	(336)

Loss on disposal of discontinued division (net of tax of $0)	(1,431)	—	(1,431)	—

Net loss before Cumulative effect of Change in accounting principle	(15,063)	(3,460)	(12,018)	(2,430)

Cumulative effect of a change in accounting principle (net of tax of $0)	(23,985)	—	—	—

Net loss	(39,048)	(3,460)	(12,018)	(2,430)

Preferred stock dividends and accretions	(1,032)	(794)	(430)	(397)

Net income attributable to owner’s interest	$(40,080)	$(4,254)	$(12,448)	$(2,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) — (In thousands)

	Six months ended
	June 30,

	2002	2001

Cash flows provided by (used in) Operating activities:

Net loss	$(39,048)	$(3,460)
Adjustments for non cash charges	45,705	19,087
Changes in assets and liabilities	3,274	(10,770)

Net cash provided by operating activities	9,931	4,857

Investing activities:

Capital expenditures	(6,520)	(13,846)
Proceeds from asset dispositions	3,682	1,734

Net cash (used in) investing activities	(2,838)	(12,112)

Financing activities:

Proceeds from issuance of debt	—	11,000
Payment of debt obligations	(1,839)	(1,587)
Preferred stock redemption	—	(2,600)
Exchange offer fees	(3,572)	—
Other	(691)	499

Net cash provided by (used in) financing activities	(6,102)	7,312

Net increase in cash	991	57
Effect of exchange rate changes on cash	58	(798)
Cash, beginning of period	2,212	2,636

Cash, end of period	$3,261	$1,895

Supplemental disclosures of cash flow information:

Cash payments for:

Interest	$11,529	$16,891
Income taxes	$153	$362
Supplemental disclosures of Non-cash activities:

Preferred Stock Accretion	$1,032	$722
Unrealized gain or (loss) on derivative instruments	$2,340	$(1,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quality Distribution LLC and Subsidiaries, successor to Quality Distribution, Inc.
 Condensed Consolidated Statement of Membership interest
For the Period Ended June 30, 2002
(In 000’s)

						Accumulated
						Other		Total
	Common	Treasury	Additional	Accumulated	Stock	Comprehensive	Notes	Membership
	Stock	Stock	Paid-in-capital	Deficit	Recapitalization	Loss	Receivable	Interest

Balance December 31, 2001	$20	$(402)	$105,544	$(37,435)	$(189,589)	$(10,829)	$(1,776)	$(134,467)

Net Loss				(39,048)				(39,048)

Interest rate swaps						2,109		2,109

Stock Subscription Receipts							(200)	(200)

Translation Adjustment						451		451

Treasury Stock acquired		(454)						(454)

Preferred Stock Dividend and Accretion				(1,032)				(1,032)

Formation of QDI LLC (see note 2):

Common Stock	(20)		20					—

Stock Subscription			(1,976)				1,976	—

Treasury Stock		856	(856)					—

Junior PIK Note			14,830					14,830

Stock Warrants			86					86

Redeemable Common Stock			1,209					1,209

Preferred Stock			57,959					57,959

Balance June 30, 2002	$—	$—	$176,816	$(77,515)	$(189,589)	$(8,269)	$—	$(98,557)

FORM 10-Q
Item 1. FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Quality Distribution, LLC (the “Company”) is a Delaware limited liability company formed on April 14, 2002. Our sole member is Quality Distribution, Inc., a Florida corporation (“QDI Inc.”). On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred all of its assets (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the assets of QDI Inc.’s operating subsidiaries. The Company became the successor entity to QDI Inc. The transfer of the net assets to the Company by QDI, Inc. has been accounted for as a transaction between companies under common control. As a result, QDI, Inc’s historical accounting basis for the net assets has been carried over to the Company. The results of operations for periods prior to the transfer represent the historical operating results for QDI, Inc. Following the exchange offer, QDI Inc. had $58.0 million of its 13.75% preferred stock outstanding, $1.2 million of redeemable common stock and issued $14.8 million of 12% Junior Subordinated Pay-in-Kind Notes (“Junior PIK Notes”) due 2009. QDI Inc. has no assets other than QDI LLC and no operations and can only repay it’s obligations through the cash flows of the Company.

The accompanying unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the fiscal 2001 statements to conform to the 2002 presentation.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the QDI Inc.’s annual report on Form 10-K.

Operating results for the second quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consisted of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

The operations and asset disposition information of the discontinued divisions as follows: (dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$5,117	$8,015	$2,409	$4,207

Operating expenses	5,380	8,434	2,437	4,290

Operating (loss)	$(263)	$(419)	$(28)	$(83)

Carrying value of assets sold At June 30, 2002

Petroleum Division	$5,228

Bulknet	392

Operating loss after measurement date	382

Proceeds	(4,571)

Loss on sale of assets	$1,431

2. LIQUIDITY:

QDI Inc. and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated as of April 10, 2002, as supplemented May 10, 2002 by Supplement No. 1 thereto dated as of May 10, 2002 (as so supplemented, the “Offering Memorandum”),

•	commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.’s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTS) (together, the “QDI Notes”) for a combination of certain debt and equity securities, including the 12 1/2% Senior Subordinated Secured Notes due 2008 of the Company (the “New Notes”),

•	commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI Notes to eliminate many of the restrictive covenants contained in that indenture, and

•	entered into lock-up agreements with certain affiliates of Apollo Management, L.P., the Company’s controlling stockholder (“Apollo”), certain affiliates of Ares Management, L.P. (“Ares”) and certain members of QDI Inc.’s management, who collectively held $53.0 million aggregate principal amount of the QDI Notes.

The exchange offer for the QDI Notes and the consent solicitation were consummated on May 30, 2002. On such date, QDI Inc. accepted for exchange $61.4 million aggregate principal amount of the QDI Notes (excluding the $53.0 million aggregate principal amount of the QDI Notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI Notes tendered, a combination of debt and equity securities consisting of:

•	$650 principal amount of the New Notes;

•	$150 principal amount of 12% Junior Notes and;

•	2.0415 warrants, each to purchase one share of QDI Inc.’s common stock at an exercise price of $5 per share.

Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI Inc.’s management, on May 30, 2002,

•	Ares exchanged its QDI Notes for the same combination of debt and equity securities indicated above for tendering holders,

•	Apollo and QDI Inc.’s management group exchanged their respective QDI Notes for shares of QDI Inc.’s 13.75% preferred stock, and

•	Apollo purchased for cash an additional $10 million of QDI Inc.’s 13.75% preferred stock, all of the proceeds of which were used by QDI to retire certain borrowings under our credit agreement for which Apollo had provided credit support.

In connection with the formation of the Company, all equity and obligations of QDI Inc. were treated as additional paid-in capital of the Company. See Condensed consolidated statement of membership interest at June 30, 2002 for information regarding changes in equity related to the Exchange transaction.

As a result of the transactions, on May 30, 2002, the Company issued $54.5 million aggregate principal amount of it’s New Notes to the holders of QDI Notes participating in the transactions and to Ares. The carrying amount of the New Notes has been adjusted by $14.3 million to reflect accounting under FAS 15 and will be amortized over the life of the New Notes as a reduction in interest expense. After the closing of the transactions, $25.6 million in aggregate principal amount and carrying amount of the QDI Notes remains outstanding. In addition, as a result of the closing of the transactions, the amendments to the financial covenants contained in the Fifth Amendment to our credit agreement previously entered into by QDI Inc. and the Company became effective as discussed below.

The accounting for the exchange offer followed the requirements of Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“FAS 15”). A comparison was made between the future cash outflows associated with the New Notes and the Junior PIK Notes (including principal, interest and related costs), and the recorded liabilities related to the QDI Notes. The carrying value of the QDI Notes tendered and exchanged on May , 2002 became the carrying value of the New Notes, less the fair value of the Warrants, Junior PIK Notes and 13.75% preferred stock issued by QDI, Inc. Interest expense associated with the New Notes will be calculated using the effective interest method, which is less than the stated interest rates. There was no gain or loss for accounting purposes in connection with the exchange of the New Notes and the Junior PIK Notes for the QDI notes. In connection with the exchange offering, deferred debt issue costs relating to the fourth amendment to the Company's credit agreement totaling approximately $4.2 million and legal and advisory fees relating to the exchange offer totaling approximately $5.9 million were recorded as transaction expenses.

On April 5, 2002, we entered into a fifth amendment (the “Fifth Amendment”) to our credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003, and further amended those financial covenants through the date of the final maturity of our credit agreement in 2005. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. There can be no assurance that we will be able to comply with these revised financial covenants. However, the Company currently believes that it will be in compliance with the covenants through December 31, 2002.

3. COMPREHENSIVE INCOME:

Comprehensive income is as follows: (in thousands)

	Six months ended		Three months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income or (loss)	$(39,048)	$(3,460)	$(12,018)	$(2,430)

Other comprehensive income (loss):

Foreign currency translation adjustments	451	(87)	530	334

Unrealized gain or (loss) on derivative instruments	2,340	(1,773)	1,265	(870)

Comprehensive income (loss)	$(36,257)	$(5,320)	$(10,223)	$(2,966)

4. DERIVATIVES:

The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold nor issue interest rate swaps or foreign exchange contracts for trading purposes.

The Financial Accounting Standards Board (“FASB”) issued, then subsequently amended, Statement of Financial Accounting Standards (“SFAS”) No. 133,

Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

The Company has approximately $344 million and $299.5 million of variable interest debt at December 31, 2001 and June 30, 2002, respectively. The Company has entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

The notional amounts of $160 million at December 31, 2001 and June 30, 2002 do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 4.765% to 5.155%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 2001 and June 30, 2002 was 1.90% and 2.03%, respectively. These agreements mature and renew every three months and expire at dates ranging from July 2, 2002 to September 22, 2002. A 10% fluctuation in interest rates would have a $1.4 million impact, net of interest rate swap agreements, on future earnings on an annual basis.

The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and currency exchange rates. The Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting changes of SFAS 133 described above affected only the pattern and the timing of the non-cash accounting recognition.

A reconciliation of current period changes in the component of accumulated other comprehensive income as it relates to derivatives is as follows:

	Six months ended		Three months ended

	June 30	June 30	June 30	June 30
	2002	2001	2002	2001

(In thousands)

Balance beginning of period	$(3,346)	$337	$(2,413)	$(903)

Current period declines in fair value	(231)	(2,748)	(89)	(1,304)

Reclassifications to earnings	2,340	638	1,265	434

Balance at end of period	$(1,237)	$(1,773)	$(1,237)	$(1,773)

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

Per SFAS 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at June 30, 2002, and as such, there are no earnings reclassifications at June 30, 2002 or 2001, due to ineffective hedges. There were no amounts excluded from the measure of effectiveness related to the hedge of future cash flows.

For the three months ended June 30, 2002 and 2001, $1.3 million and $.4 million, respectively, was reclassified to earnings as interest expense. The $(1.2) million recorded in accumulated other comprehensive income at June 30, 2002 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expenses on floating-rate instruments. The actual amounts that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

5. ENVIRONMENTAL MATTERS:

Our activities involve the handling, transportation, storage and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater and storm-water that may have contained hazardous substances, and from time to time we store diesel fuel and other petroleum products at our terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to us.

Facility managers are responsible for environmental compliance. Self-audits along with audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate’s operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates.

We are staffed with environmental experts who manage our environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of our terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) or comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We have also been named a potentially responsible party (“PRP”), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws.

We are currently solely responsible for remediation of the following two federal Superfund sites:

Bridgeport, New Jersey. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action (“RD/RA”) related to the groundwater operable unit of the cleanup.

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims. In early 2000, we received settlement proceeds of approximately $11.0 million.

West Caln Township, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

(1)	pay the EPA for installation of an alternate water line to provide water to area residents;

(2)	perform an interim groundwater remedy at the site; and

(3)	conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

CLC has paid all costs associated with installation of the waterline. CLC has completed a hydro-geologic study, and has commenced activities for the design of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation has been completed and activities for the design of a soil remediation system have commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as a co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County, West Virginia and other matters discussed above.

6. NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in a decrease of net loss of $1.9 million through June 30, 2002. Goodwill is subject to an annual impairment test. The Company has completed its initial impairment test. During our initial impairment analysis of goodwill, as outlined under SFAS 142, the Company discovered that approximately $4 million of goodwill had been classified as an offset against accounts payable and accrued expenses. These amounts have been reclassified into goodwill during the quarter. As a result of our initial impairment test a goodwill adjustment of $24.0 million was charged to earnings as cumulative effect of a change in accounting principle at January 1, 2002. No tax benefit was recorded in connection with this charge.

Intangible assets consist mainly of non-compete agreements with lives ranging from 2-5 years. Accumulated amortization of intangible assets is $1.8 million and $1.6 million at June 30, 2002 and 2001.

The following table presents net loss on a comparable basis, after adjustment for goodwill and intangible amortization (in thousands):

	Six months ended		Three months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net loss:

As reported	$(39,048)	$(3,460)	$(12,018)	$(2,430)

Goodwill amortization (net)	—	1,904		952

Adjusted net loss	$(39,048)	$(1,556)	$(12,018)	$(1,478)

In connection with the completion of the initial impairment test, the Company has restated it’s consolidated statements of operations for the period ended March 31, 2002. The following table presents the restated net loss:

Three months ended
March 31,
2002

Net loss:

As reported	$(3,045)

Cumulative effect of a change In accounting principle	(23,985)

As restated	$(27,030)

In July 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations, which requires that companies recognize a liability for retirement obligations of long lived assets in the period the liability occurs. This pronouncement is effective for fiscal years beginning after June 15, 2002. We do not anticipate any significant impact on our financial results from adoption of this standard.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121. We currently assess whether there has been impairment of long-lived assets and certain intangibles in accordance with SFAS 121 and will continue to do so under the guidance provided by SFAS 144 in 2002. We do not anticipate any significant impact on financial results from adoption of this standard.

In June 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities not covered under SFAS 144 and also nullifies [AITF 94-3]. This pronouncement is effective for activities initiated after December 31, 2002. We do not anticipate any significant impact on our financial results from adoption of this standard.

7. GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the quarters and six month periods ended June 30, 2002 and June 30, 2001, is as follows:

	Six months ended June 30, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$252,371	$4,267	$—	$256,638

Net operating income	16,383	210	—	16,593

Identifiable assets	413,830	8,753	(5,131)	417,452

Depreciation and amortization	14,874	722	—	15,596

Capital expenditures	6,460	60	—	6,520

	Six months ended June 30, 2001

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$248,341	$8,015	$(4,080)	$256,406

Net operating income	16,941	(212)	—	16,729

Identifiable assets	433,940	23,261	(13,072)	444,129

Depreciation and amortization	15,830	829	—	16,659

Capital expenditures	12,850	735	—	13,585

	Three months ended June 30, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$132,389	$2,090	$—	$134,419

Net operating income	9,272	—	—	9,271

Identifiable assets	413,830	8,753	(5,131)	417,452

Depreciation and amortization	7,501	340	—	7,841

Capital expenditures	6,460	60		6,520

	Three months ended June 30, 2001

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$124,190	$5,620	$—	$129,810

Net operating income	8,155	(267)	—	7,888

Identifiable assets	433,940	23,261	(13,072)	444,129

Depreciation and amortization	8,069	401	—	8,470

Capital expenditures	12,850	735	—	13,585

8. GUARANTOR SUBSIDIARIES:

The 10% Series B senior subordinated notes, series B floating interest rate subordinated term notes and the 12.5% senior subordinated secured notes are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries, except Bulknet (the “Guarantors”). Each of the Company’s direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport Ltd. are non-guarantor subsidiaries. The Guarantors are also guarantors of the QDI Notes.

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect all to the Company’s indebtedness, including the New Notes and other obligations, depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1.	Balance Sheets as of June 30, 2002 and December 31, 2001.

2.	Statements of Operations for the three months ended June 30, 2002 and 2001.

3.	Statements of Operations for the Six months ended June 30, 2002 and 2001.

4.	Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

5.	The parent company and combined guarantor subsidiaries.

6.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
(Unaudited)
(In thousands)

			Non
		Guarantor	Guarantor	Elimin-	Consol-
	Parent	Subs	Subs	ations	idated

ASSETS

Current assets:

Cash	$0	$1,766	$1,495	$0	$3,261

Accounts receivable, net	0	94,487	(3,700)	0	90,787

Inventories	0	847	187	0	1,034

Prepaid expense and other Current assets	0	15,553	545	0	16,098

Total current assets	0	112,653	(1,473)	0	111,180

Property and equipment, net	0	150,197	9,983	0	160,180

Intangibles and goodwill, net	0	132,233	448	0	132,681

Other assets	100,000	8,822	4	(100,000)	8,826

Investment in subsidiaries	182,882	0	0	(182,882)	0

	$282,882	$403,905	$8,962	$(282,882)	$412,867

FORM 10-Q
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
(Unaudited) — (In thousands, continued)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Current liabilities:

Current maturities of indebtedness	$2,677	$0	$0	0	$2,677

Accounts payable and accrued expense	0	65,231	2,017	0	67,248

Inter-company	0	14,115	(14,115)	0	0

Affiliates and owner operators payable	0	9,617	(126)	0	9,491

Other current liabilities	0	0	0	0	0

Income taxes payable	0	601	(54)	0	547

Total current liabilities	2,677	89,564	(12,278)	0	79,963

Long term debt, less current maturities	284,343	0	5,000	0	289,343

Subordinated debt, less current maturities	94,419	100,000	0	(100,000)	94,419

Other long term obligations	0	8,474	0	0	8,474

Environmental liabilities	0	32,590	0	0	32,590

Deferred taxes	0	(965)	2,361	0	1,396

Accrued loss and damage claims	0	3,406	0	0	3,406

Total liabilities	$381,439	$233,069	$(4,917)	$(100,000)	$509,591

Minority interest in subsidiaries	0	1,833	0	0	1,833

Membership interest:

Membership interest

Additional paid-in-capital	176,816	133,173	15,082	(148,255)	176,816

Accumulated (deficit)	(77,515)	35,830	(512)	(35,318)	(77,515)

Stock recapitalization	(189,589)	0	(55)	55	(189,589)

Other comprehensive (loss)	(8,269)	0	(636)	636	(8,269)

Total membership interest	(98,557)	169,003	13,879	(182,882)	(98,557)

	$282,882	$403,905	$8,962	$(282,882)	$412,867

FORM 10-Q
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited)
(In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated*

ASSETS

Current assets:

Cash	$—	$1,909	$303	$—	$2,212

Accounts receivable, net	—	86,017	2,884	—	88,901

Inventories	—	874	269	—	1,143

Prepaid expenses and other current assets	—	17,166	541	—	17,707

Total current assets	—	105,966	3,997	—	109,963

Property and equipment, net	—	160,998	16,361	—	177,359

Intangibles & goodwill, net	—	151,969	806	—	152,775

Other assets	100,000	8,877	4	(100,000)	8,881

Investment in subsidiaries	227,098	—	—	(227,098)	—

	$327,098	$427,810	$21,168	$(327,098)	$448,978

*	Condensed from audited financial statements.

FORM 10-Q
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited, in thousands, continued)

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Current liabilities:

Current maturities of indebtedness	$2,677	$—	$—	$—	2,677

Accounts payable	—	11,432	1,985	—	13,417

Inter-company	—	(1,133)	1,133	—	—

Affiliates and owner-operators payable	—	4,902	28	—	4,930

Accrued expenses	—	49,431	—	—	49,431

Income taxes payable	—	663	429	—	1,092

Total current liabilities	2,677	65,295	3,575	—	71,547

Long-term debt, less current maturities	441,179	—	—	—	441,179

Environmental liabilities	—	36,163	—	—	36,163

Other long-term liabilities	—	113,744	—	(100,000)	13,744

Deferred income tax	—	(1,189)	2,459	—	1,270

Total liabilities	443,856	214,013	6,034	(100,000)	563,903

Mandatorily redeemable common stock	1,210	—	—	—	1,210

Mandatorily redeemable preferred stock	16,499	—	—	—	16,499

Minority interest in subsidiaries	—	1,833	—	—	1,833

Stockholders’ Equity (deficit):

Common stock and additional paid-in capital	105,564	149,653	15,082	(164,735)	105,564

Retained earnings (deficit)	(37,435)	62,311	1,195	(63,506)	(37,435)

Treasury stock	(402)	—	—	—	(402)

Stock recapitalization	(189,589)	—	(55)	55	(189,589)

Other comprehensive gain (loss)	(10,829)	—	(1,088)	1,088	(10,829)

Note receivable	(1,776)	—	—	—	(1,776)

Total stockholders’ equity (deficit)	(134,467)	211,964	15,134	(227,098)	(134,467)

	$327,098	$427,810	$21,168	$(327,098)	$448,978

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2002
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elims	idated

Operating revenues:

Transportation	$0	$115,709	$2,081	$0	$117,790

Other	0	16,622	7	0	16,629

Total Revenues	0	132,331	2,088	0	134,419

Operating Expenses:

Purchased transportation	0	78,939	304	0	79,243

Depreciation and amortization	0	7,501	340	0	7,841

Other operating expenses	0	36,616	1,448	0	38,064

Operating income (loss)	0	9,275	(4)	0	9,271

Interest expense, net	19,615	0	39	0	19,654

Other expenses	0	12	0	0	12

Equity in earnings of subsidiaries	3,899	0	0	(3,899)	0

Income (loss) before taxes	(15,716)	9,263	(43)	(3,899)	(10,395)

Income taxes	(3,698)	3,798	64	0	164

Income (loss) from continuing operations	(12,018)	5,465	(107)	(3,899)	(10,559)

Loss from operation and disposal of discontinued segment (net of tax)	0	0	(1,459)	0	(1,459)

Net income (loss)	$(12,018)	$5,465	$(1,566)	$(3,899)	$(12,018)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating revenue:

Transportation	$—	$112,279	$2,117	$—	$114,396

Other	—	15,072	342	—	15,414

Total revenues	—	127,351	2,459	—	129,810

Operating expenses:

Purchased transportation	—	76,640	501	—	77,141

Depreciation and amortization	—	8,070	400	—	8,470

Compensation, options and bonus	—	—	—	—	—

Other operating expenses	—	35,031	1,280	—	36,311

Operating income (loss)	—	7,610	278	—	7,888

Interest expense, net	9,619	—	2	—	9,621

Other expenses	—	14	(3)	—	11

Equity in earnings (loss) of subsidiaries	4,355	—	—	(4,355)	—

Income (loss) before taxes	(5,264)	7,596	279	(4,355)	(1,744)

Income taxes	(2,834)	3,114	70	—	350

Minority interest	—	—	—	—	—

Income (loss) from continuing operations	(2,430)	4,482	209	(4,355)	(2,094)

Loss from operation of discontinued segment (net of tax)	—	—	(336)	—	(336)

Net income (loss)	$(2,430)	$4,482	$(127)	$(4,355)	$(2,430)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2002 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating revenue:

Transportation	$—	$219,690	$3,828	$—	$223,518

Other	—	32,682	437	—	33,119

Total revenues	—	252,372	4,265	—	256,637

Operating expenses:

Purchased transportation	—	149,459	661	—	150,120

Depreciation and amortization	—	14,874	722	—	15,596

Other operating expenses	—	71,655	2,673	—	74,328

Operating income	—	16,384	209	—	16,593

Interest expense, net	29,466	—	95	—	29,561

Other expenses	—	48	—	—	48

Equity in earnings (loss) of subsidiaries	(16,055)	—	—	(16,055)	—

Income (loss) before taxes	(45,521)	16,336	114	(16,055)	(13,016)

Income taxes	(6,473)	6,698	128	—	353

Income (loss) from continuing operations	(39,048)	9,638	(14)	(16,055)	(13,369)

Loss from operation and disposal of discontinued segment (net of tax)	—	—	(1,694)	—	(1,694)

Income (loss) before cumulative effect of a change in accounting principle	39,048	9,638	(1,708)	(16,055)	(15,063)

Cumulative effect of change in Accounting principle (net of tax)	—	(23,985)	—	—	(23,985)

Net income (loss)	$(39,048)	$(14,347)	$(1,708)	$(16,055)	$(39,048)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating revenue:

Transportation	$—	$221,195	$4,162	$—	$225,357

Other	—	30,358	691	—	31,049

Total revenues	—	251,553	4,853	—	256,406

Operating expenses:

Purchased transportation	—	150,059	874	—	150,933

Depreciation and amortization	—	15,832	827	—	16,659

Compensation, options and bonus	—	—	—	—	—

Other operating expenses	—	69,266	2,819	—	72,085

Operating income	—	16,396	333	—	16,729

Interest expense, net	19,062	—	—	—	19,062

Other expenses	—	—	(2)	—	(2)

Equity in earnings of subsidiaries	9,460	—	—	(9,460)	—

Income (loss) before taxes	(9,602)	16,396	335	(9,460)	(2,331)

Income taxes	(6,142)	6,722	130	—	710

Minority interest	—	—	—	—	—

Income (loss) from continuing operations	(3,460)	9,674	205	(9,460)	(3,041)

Loss from operation of discontinued segment	—	—	(419)	—	(419)

Net income (loss)	$(3,460)	$9,674	$(214)	$(9,460)	$(3,460)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED June 30, 2002 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Cash flows provided by (used in) Operating activities:

Net (loss)	$(39,048)	($14,347)	$(1,708)	$16,055	$(39,048)

Adjustments for non cash charges	39,048	2,261	4,396	—	45,705

Changes in assets and liabilities	—	25,900	(6,571)	(16,055)	3,274

Net cash provided by(used for) operating activities	—	13,814	(3,883)	—	9,931

Investing activities:

Capital expenditures	—	(5,669)	(851)	—	(6,520)

Proceeds from other dispositions	—	2,909	773	—	3,682

Net cash (used in) investing activities	—	(2,760)	(78)	—	(2,838)

Financing activities:

Proceeds from issuance of long term debt	(5,219)	—	5,219	—	—

Payment of debt obligations	(1,774)	—	(65)	—	(1,839)

Other	—	(4,263)	—	—	(4,263)

Net change in inter-company balances	6,993	(6,993)	—	—	—

Net cash provided by (used In) financing activities	—	(11,256)	5,154	—	(6,102)

Net increase (decrease) in cash	—	(202)	1,193	—	991

Effect of exchange rate changes on cash	—	58	—	—	58

Cash, beginning of period	—	1,910	302	—	2,212

Cash, end of period	$—	$1,766	$1,495	—	$3,261

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED June 30, 2001 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Cash flows provided by (used in) Operating activities:

Net income (loss)	$(3,460)	$9,337	$(214)	$(9,123)	$(3,460)

Adjustments for non cash charges	3,460	13,939	1,688	—	19,087

Changes in assets and liabilities	—	(16,524)	(3,369)	9,123	(10,770)

Net cash provided by (used for) operating activities	—	6,752	(1,895)	—	4,857

Investing activities:

Capital expenditures	—	(13,110)	(736)	—	(13,846)

Proceeds from asset dispositions	—	(247)	1,981	—	1,734

Net provided by (used in) investing activities	—	(13,357)	1,245	—	(12,112)

Financing activities:

Proceeds from issuance of long term debt	11,000	—	—	—	11,000

Payment of debt obligations	(1,587)	—	—	—	(1,587)

Preferred stock redemption	(2,600)	—	—	—	(2,600)

Other	—	499	—	—	499

Net change in inter-company balances	(6,813)	6,813	—	—	—

Net cash provided by (used in) financing activities		7,312			7,312

Net increase (decrease) in cash	—	707	(650)	—	57

Effect of exchange rate changes on cash	—	(798)	—	—	(798)

Cash, beginning of period	—	2,469	167	—	2,636

Cash, end of period	$—	$2,378	$(483)	$—	$1,895

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED TO THE SECOND QUARTER 2001

RESULTS OF OPERATIONS

Quality Distribution, LLC (the “Company”) is a Delaware limited liability company formed on April 14, 2002. Our sole member is Quality Distribution, Inc., a Florida corporation (“QDI Inc.”). On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred all of its assets (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the assets of QDI Inc.’s operating subsidiaries. The Company became the successor entity to QDI Inc.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally we also provide leasing, tank cleaning, and intermodal services presented as other revenue.

The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital.

We have historically focused on maximizing cash flow and return on invested capital. Our affiliate program has greatly reduced the amount of capital needed for us to maintain and grow our terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed to operate our fleet of tractors, which have shorter economic lives than trailers. These factors have allowed us to concentrate our capital spending on our trailer fleet where we can achieve superior returns on invested capital through our transportation operations and leasing to third parties and affiliates.

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

For the quarter ended June 30, 2002, revenues totaled $134.4 million, a 3.6% increase from revenues of $129.8 million for the same period in 2001. This increase is primarily attributable to increases in demand from shippers.

The second quarter of 2002 showed continued signs that the demand in base business has begun to stabilize.

For the quarter ended June 30, 2002, operating income totaled $9.3 million, an increase of $1.4 million compared to $7.9 million for the same period in 2001. This improvement is primarily the result of increased revenue discussed above, offset by higher insurance expense in 2002. Significant insurance increases began in September 2001 when the Company entered into a new insurance policy period. This increase in expense was partially offset by an increase in operating income of $0.9 million as a result of the elimination of amortization of goodwill in 2002 due to the adoption of FAS 142.

The operating ratio, which is the ratio of operating expenses to operating revenue, for the quarter ended June 30, 2002 was 93.1% compared to 93.9% for the same period in 2001.

Interest expense, net, went down slightly by 0.1% in 2002 compared to 2001. In the second quarter 2002, $10.1 million in bond exchange transaction fees and credit facility amendment fees. These transactions resulted in a face value reduction of debt of $69.9 million dollars and lower overall interest expense going forward.

The pre-tax loss from continuing operations for the quarter ended June 30, 2002 totaled $10.6 million compared to a $2.1 million loss for the same period in 2001. This is due to $10.1 million of transaction fees related to the exchange offer and credit facility amendment.

Provision for income tax decreased from $0.4 million to $0.2 million due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits.

A charge of $1.5 million was recorded in 2002 relating to discontinued operations due to the sale of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

For the quarter ended June 30, 2002, the Company’s net loss was $12.0 million compared with a $2.4 million loss for the same period last year. This increase was due largely to the recording of the transaction fees and other items discussed above.

The results of 2002 include, and the historical financial information for 2001 have been adjusted to reflect the discontinued operations resulting from sale certain non-guarantor subsidiaries in the second quarter 2002. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of QDI LLC.

As of June 30, 2002, a total of 100 membership units in the Company were outstanding, all of which were held by QDI Inc.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002, revenues totaled $256.6 million, a slight increase from revenues of $256.4 million for the same period in 2001. This increase is primarily attributable to the rising demand for bulk transportation services that has occurred in the first half of 2002. This increase is reflective of the recovering manufacturing sector of the economy, in addition to successful bids for new business during the first half of the year. Operating revenue excluding surcharges on a per service day basis increased 3% versus the same period in 2001.

For the six months ended June 30, 2002, operating income totaled $16.6 million, a decrease of $0.1 million compared to $16.7 million for the same period in 2001. This decline is primarily the result significantly higher insurance costs experienced since the latter part of 2001. The difficult insurance market conditions were further exacerbated the events of September 11. These factors were partially offset by an increase in operating income of $1.9 million as a result of the elimination of amortization of goodwill in 2002 due to the adoption of FAS 142, cost savings from terminal conversions and other cost cutting measures throughout the end of 2001 and 2002.

The operating ratio for the six months ended June 30, 2002 was 93.5% the same as for the comparable period in 2001.

Interest expense, net, was $29.6 million in the first half of 2002. This included $10.1 million in exchange offer and consent solicitation transaction fees and credit facility amendment fees. These transactions resulted in a face value reduction of debt of $69.9 million dollars and lower overall interest expense going forward. Absent these fees interest expense for the first 6 months of 2002 would have increased by $0.4 million as a result of higher debt levels than 2001 for strategic asset purchases made in the fourth quarter of 2001.

The pre-tax loss for the first half of 2002 totaled $13.0 million compared to a $2.3 million loss for the same period in 2001, due primarily to the fees mentioned above and the increased insurance expense.

Benefit (provision) for income tax decreased to $0.4 million from $0.7 million due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits.

The results of 2002 include, and the historical financial information for 2001 have been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries assets in the second quarter 2002. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of the Company. We recorded a $1.5 million loss in the second quarter 2002 related to the projected loss on disposal of these operating units.

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in an increase in net income for the six months ended June 30, 2002 of $1.9 million. Goodwill is subject to an annual impairment test. The Company has determined that the overall level of goodwill and intangible assets is impaired at January 1, 2002, and has recorded a $24.0 million cumulative charge recorded as a cumulative effect of a change in accounting principles to adjust the carrying value. This transaction was recorded effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $9.9 million for the four months ended June 30, 2002, versus $4.9 million for the same period in 2001. The change in cash provided by operations was due to the timing of cash receipts related to accounts payable and payments of trade and other payables.

Cash used by investing activities totaled $2.8 million for the six month period ended June 30, 2002, compared to $12.1 million used for the comparable 2001 period. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades in 2001 to the Company’s computer infrastructure and new dispatch system in 2001 and 2002.

Cash used for financing activities totaled $6.1 million during the six-month period ended June 30, 2002, compared to $7.3 million provided in the comparable period in 2001. This difference is due to reduced borrowing in the current year and the payment of $2.6 million to a preferred shareholder in 2001.

The Company has a $285 million credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $47.2 million until June 9, 2004. As of June 30, 2002, the Company has available $17.4 million under this revolving credit facility.

On April 5, 2002, the Company entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003 and further amended those financial covenants through the date of the final maturity of the credit agreement. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. There can be no assurance that the Company will be able to comply with such revised financial covenants. However, the Company currently believes that it will be in compliance with the covenants through June 30, 2003.

As of June 30, 2002, the Company was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND RISK FACTORS. See note 2 for discussion of the exchange offer.

The Company’s management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the remainder of 2002.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Please see the risk factors set forth in QDI Inc.’s 2001 Form 10-K which identify important risk factors such as the Company’s high leverage, dependence on affiliates and owner-operators, environmental risks and claims exposure.

The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. Future financial and operating results of the Company may fluctuate as a result of these and other risk factors as detailed from time to time in company filings with the Securities and Exchange Commission.

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See note 4 — Derivatives

FORM 10-Q
QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to Item 2 on page 17 of QDI Inc.’s Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 6. (a) Exhibits:

Exhibit Number	Description

99.1	Certification of Chief Executive

Officer Pursuant To 18 U.S.C.

Section 1350, As Adopted Pursuant To

Section 906 of The Sarbanes Oxley Act Of 2002

99.2	Certification of Chief Financial

Officer Pursuant To 18 U.S.C.

Section 1350, As Adopted Pursuant To

Section 906 of The Sarbanes Oxley Act Of 2002

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2002, the Company’s predecessor QDI, Inc. filed the following reports on Form 8-K:

Date Item 5 – Other information reported

4/10/02	Commencement of the Exchange Offer pursuant to the Offering Memorandum and Consent Solicitation

5/01/02	Press Release Announcing Financial Results for the Quarter Ended March 31, 2002

6/06/02	Consummation of Exchange Offer pursuant to Offering Memorandum and Consent Solicitation

No financial statements were filed with any of the above reports.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, LLC

August 14, 2002	/S/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, (PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

August 14, 2002	/S/ DENNIS R. FARNSWORTH

DENNIS R. FARNSWORTH (SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER) (PRINCIPAL FINANCIAL OFFICER)