Form 10-Q
period 2002-09-30
QUALITY DISTRIBUTION LLC
filed 2002-11-14
CIK 1178994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Membership Interest, No par value	100

QUALITY DISTRIBUTION LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

INDEX
		Page No.

Part I	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001	3-4
	Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 2002 and 2001 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001 (unaudited)	6
	Condensed Consolidated Statement of Membership Interest for the period ended September 30, 2002	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-27
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-33
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4. Controls and Procedures	34
Part II	Other Information
	Item 1. Legal Proceedings	35
	Item 4. Submission of Matters to a Vote of Security Holders	35
	Item 6. Exhibits and Reports on Form 8-K	35
Signatures		36
	Certifications	37-42

2 of 40

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash	$141	$2,212
Accounts receivable	96,765	98,173
Allowance for doubtful accounts	(10,733)	(9,272)
Inventories	944	1,143
Prepaid expenses	4,843	5,767
Prepaid tires	8,370	8,968
Income tax receivable	—	306
Other	2,486	2,666

Total current assets	102,816	109,963

Property, plant and equipment	339,682	348,688
Less — accumulated depreciation and amortization	(184,756)	(171,329)

Property, plant and equipment, net	154,926	177,359

Goodwill, net	130,111	150,510
Intangibles, net	2,385	2,265
Other assets	9,681	8,881

	$399,919	$448,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 of 40

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(continued)

	September 30, 2002 (Unaudited)	December 31, 2001

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$2,677	$2,677
Accounts payable and accrued expenses	58,638	62,848
Affiliates and owner operators payable	11,034	4,930
Income taxes payable	536	1,092

Total current liabilities	72,885	71,547
Long-term debt, less current maturities	379,415	441,179
Environmental liabilities	32,160	36,163
Other long-term obligations	10,561	13,744
Deferred taxes	1,315	1,270

Total liabilities	496,336	563,903
Minority interest in subsidiary	1,833	1,833
Mandatorily redeemable preferred stock	—	16,499
Mandatorily redeemable common stock (30 shares)	—	1,210
MEMBERSHIP INTEREST:
Membership interest, no par value, 1,000 authorized, 100 issued at September 30, 2002; and Common stock, $.01 par value; 15,000 shares authorized and issued at December 31, 2001	—	20
Additional paid-in-capital	176,591	105,544
Treasury stock	—	(402)
Accumulated (deficit)	(77,778)	(37,435)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive (loss)	(7,474)	(10,829)
Notes receivable	—	(1,776)

Total membership interest	(98,250)	(134,467)

	$399,919	$448,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 40

FORM 10-Q
PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands)

	Nine months ended September 30,		Three months ended September 30,

	2002	2001	2002	2001

Operating revenues:
Transportation	$338,771	$339,823	$115,253	$114,466
Other	49,873	46,991	16,754	15,942

Total operating revenues	388,644	386,814	132,007	130,408
Operating expenses:
Purchased transportation	227,766	226,850	77,646	75,917
Depreciation and amortization	23,282	25,051	7,686	8,392
Other operating expenses	113,098	109,453	38,770	37,368

Operating income	24,498	25,460	7,905	8,731
Interest expense, net	27,012	29,552	7,528	10,490
Interest expense, transaction fees	10,077	—	—	—
Other expense (income)	83	(6)	35	(4)

Income (loss) before taxes	(12,674)	(4,086)	342	(1,755)
Provision for income taxes	415	797	62	87

Net income (loss) from continuing operations	(13,089)	(4,883)	280	(1,842)
Discontinued operations:
Income (loss) from operations of discontinued division (net of tax of $0 and $48, $0 and $48)	(263)	(326)	—	93
Loss on disposal of discontinued division (net of tax of $0)	(1,938)	—	(507)	—

Total income (loss) from discontinued operations	(2,201)	(326)	(507)	93

Net loss before cumulative effect of change in accounting principle	(15,290)	(5,209)	(227)	(1,749)
Cumulative effect of a change in accounting principle (net of tax of $0)	(23,985)	—	—	—

Net loss	(39,275)	(5,209)	(227)	(1,749)
Preferred stock dividends and accretions	(1,068)	(1,191)	(32)	(397)

Net loss attributable to owner’s interest	$(40,343)	$(6,400)	$(259)	$(2,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 40

FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Nine months ended September 30,
	2002	2001

Cash flows provided by (used in) operating activities:
Net loss	$(39,275)	$(5,209)
Cumulative effect of change in accounting principle	23,985	—
Adjustments for non-cash charges	24,493	28,484
Changes in assets and liabilities	2,840	(11,162)

Net cash provided by operating activities	12,043	12,113
Investing activities:
Capital expenditures	(9,602)	(21,994)
Proceeds from asset dispositions	7,564	1,975

Net cash (used in) investing activities	(2,038)	(20,019)
Financing activities:
Proceeds from issuance of debt	—	11,500
Payment of debt obligations	(6,508)	(2,356)
Preferred stock redemption	—	(2,600)
Exchange offer fees	(4,690)	—
Other	(788)	769

Net cash provided by (used in) financing activities	(11,986)	7,313

Net decrease in cash	(1,981)	(593)
Effect of exchange rate changes on cash	(90)	(1,216)
Cash, beginning of period	2,212	2,636

Cash, end of period	$141	$827

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$17,542	$22,303
Income taxes	$115	$604
Supplemental disclosures of non-cash activities:
Preferred Stock Accretion	$959	$1,083
Unrealized gain or (loss) on derivative instruments	$—	$(3,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

6 of 40

Quality Distribution, LLC (Successor to Quality Distribution, Inc.) and Subsidiaries
Condensed Consolidated Statement of Membership Interest
For the Period Ended September 30, 2002
(In thousands)

	Common Stock	Treasury Stock	Additional Paid-in-capital	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Notes Receivable	Total Membership Interest

Balance December 31, 2001	$20	$(402)	$105,544	$(37,435)	$(189,589)	$(10,829)	$(1,776)	$(134,467)

Net loss				(39,275)				(39,275)
Interest rate swaps						3,346		3,346
Stock subscription receipts							(200)	(200)
Translation adjustment						9		9
Treasury stock acquired		(679)						(679)
Preferred stock dividend and accretion				(1,068)				(1,068)
Formation of Quality Distribution, LLC (see note 2):
Common stock	(20)		20					—
Stock subscription			(1,976)				1,976	—
Treasury stock		1,081	(1,081)					—
Junior PIK note			14,830					14,830
Stock warrants			86					86
Redeemable common stock			1,209					1,209
Preferred stock			57,959					57,959

Balance September 30, 2002	$—	$—	$176,591	$(77,778)	$(189,589)	$(7,474)	$—	$(98,250)

7 of 40

FORM 10-Q
Item 1. FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc. (“QDI Inc.”), a Florida corporation. On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred all of its assets (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.’s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of QD LLC’s membership units. The Company became the successor entity to QDI Inc. The transfer of the net assets to the Company by QDI Inc. has been accounted for as a transaction between companies under common control. As a result, QDI Inc’s historical accounting basis for the net assets has been carried over to the Company. The results of operations for periods prior to the transfer represent the historical operating results for QDI Inc.

Following the exchange offer, QDI Inc. had $56.5 million of its 13.75% preferred stock outstanding, $1.2 million of redeemable common stock and issued $14.8 million of 12% Junior Subordinated Pay-in-Kind Notes (“Junior PIK Notes”) due 2009 and can only repay its obligations through the cash flows of the Company. The Junior PIK Notes bear interest at a rate of 12% per annum, of which 11% is payable in kind in the form of additional pay-in-kind notes, and 1% is payable in cash. Interest is payable on June 15 and December 15 commencing June 15, 2002 and ending on June 15, 2009. The annual cash interest payments range from $120,000 in 2002 to $250,000 in 2008, with the original principal amount issued and pay-in-kind interest of $26.8 million in the aggregate due on June 15, 2009.

The 13.75% preferred stock accrue dividends and accumulate to the extent they are not paid in cash. All shares and all unpaid accrued dividends are mandatorily redeemable, subject to certain restrictions, on September 15, 2006. At that time, the total amount of the liquidation amount and accrued and unpaid dividends, assuming no prior dividend payments, will be $105.3 million.

QDI Inc. has 15,000 shares of $.01 par value of common stock outstanding. Additionally, QDI Inc. has 30 shares of redeemable common stock valued at $1.2 million. Pursuant to the terms of the shareholders agreement, the holder can request redemption any time after June 9, 2002 at the fair market value of the stock on the date of redemption, with fair market value determined in accordance with the terms of the shareholders agreement.

Payment for the above securities issued by QDI Inc. are expected to be made from dividends paid to QDI Inc. by QD LLC. QD LLC is generally restricted from making dividend payments to QDI Inc. pursuant to the terms of the indenture governing the 12 1/2% Senior Subordinated Secured Notes due 2008 and the credit agreement. In particular, with respect to the redeemable common stock, the credit agreement would prohibit QD LLC from paying dividends to QDI Inc. to enable QDI Inc. to redeem the redeemable common stock unless the holder is no longer an employee of QDI Inc. or the lenders consent to such payment. In the event of a default by QDI Inc., these security holders of QDI Inc. would have no direct recourse against QD LLC.

8 of 40

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

Operating results for the third quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consisted of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

The operations and asset disposition information of the discontinued divisions are as follows: (in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$5,117	$11,750	$—	$3,735
Operating expenses	5,380	12,028	—	3,594

Operating income (loss)	$(263)	$(278)	$—	$141

September 30, 2002

Carrying value of assets sold
Petroleum Division	$5,228
Bulknet	392
Operating loss after measurement date	889
Proceeds	(4,571)

Loss on sale of assets	$1,938

2. LIQUIDITY:

QDI Inc. and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated as of April 10, 2002, as supplemented May 10, 2002 (as so supplemented, the “Offering Memorandum”),

•	commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.’s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTS) (together, the “QDI Notes”) for a combination of certain debt and equity securities, including the 12 1/2% Senior Subordinated Secured Notes due 2008 of the Company (the “New Notes”);

•	commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI Notes to eliminate many of the restrictive covenants contained in that indenture; and

•	entered into lock-up agreements with certain affiliates of Apollo Management, L.P., the Company’s controlling stockholder (“Apollo”), certain affiliates of Ares Management, L.P. (“Ares”) and certain members of QDI Inc.’s management, who collectively held $53.0 million aggregate principal amount of the QDI Notes.

9 of 40

The exchange offer for the QDI Notes and the consent solicitation were consummated on May 30, 2002. On such date, QDI Inc. accepted for exchange $61.4 million aggregate principal amount of the QDI Notes (excluding the $53.0 million aggregate principal amount of the QDI Notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI Notes tendered, a combination of debt and equity securities consisting of:

•	$650 principal amount of the New Notes;

•	$150 principal amount of Junior PIK Notes; and

•	2.0415 warrants, each to purchase one share of QDI Inc.’s common stock at an exercise price of $5 per share.

Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI Inc.’s management, on May 30, 2002:

•	Ares exchanged its QDI Notes for the same combination of debt and equity securities indicated above for tendering holders;

•	Apollo and QDI Inc.’s management group exchanged their respective QDI Notes for shares of QDI Inc.’s 13.75% preferred stock; and

•	Apollo purchased for cash an additional $10 million of QDI Inc.’s 13.75% preferred stock, all of the proceeds of which were used by QDI to retire certain borrowings under our credit agreement for which Apollo had provided credit support.

In connection with the formation of the Company, all equity and obligations of QDI Inc. were treated as additional paid-in capital of the Company. See Condensed Consolidated Statement of Membership Interest at September 30, 2002 for information regarding changes in equity related to the May 30, 2002 transactions.

As a result of the transactions, on May 30, 2002, the Company issued $54.5 million aggregate principal amount of it’s New Notes to the holders of QDI Notes participating in the transactions and to Ares. The carrying amount of the New Notes has been adjusted by $14.3 million to reflect accounting under Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“FAS 15”) and will be amortized over the life of the New Notes as a reduction in interest expense. After the closing of the transactions, $25.6 million in aggregate principal amount and carrying amount of the QDI Notes remains outstanding. In addition, as a result of the closing of the transactions, the amendments to the financial covenants contained in the Fifth Amendment to the credit agreement previously entered into by QDI Inc. and the Company became effective as discussed below.

The accounting for the exchange offer followed the requirements of FAS 15. A comparison was made between the future cash outflows associated with the New Notes and the Junior PIK Notes (including principal, interest and related costs), and the recorded liabilities related to the QDI Notes. The carrying value of the QDI Notes tendered and exchanged on May 30, 2002 became the carrying value of the New Notes, less the fair value of the warrants, Junior PIK Notes and 13.75% preferred stock issued by QDI Inc. Interest expense associated with the New Notes will be calculated using the effective interest method, which is less than the stated interest rates. There was no gain or loss for accounting purposes in connection with the exchange of the New Notes and the Junior PIK Notes for the QDI Notes. In connection with the exchange offering, deferred debt issue costs relating to prior amendments to the Company’s credit agreement totaling approximately $4.2 million and legal and advisory fees relating to the exchange offer totaling approximately $5.9 million were recorded as transaction expenses.

On April 5, 2002, the Company entered into a fifth amendment (the “Fifth Amendment”) to its credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003, and further amended those financial covenants through the date of the final maturity of our credit agreement in 2005. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. There can be no assurance that the Company will be able to comply with these revised financial covenants. However, the Company currently believes that it will be in compliance with the covenants through September 30, 2003.

10 of 40

3. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2002	2001

Tranche A term loan, principal of $211 due quarterly with the balance due in 2004	$80,953	$81,586
Tranche B term loan, principal of $247 due quarterly with the balance due in 2005	94,444	95,184
Tranche C term loan, principal of $211 due quarterly with the balance due in 2006	80,953	81,586
Tranche D term loan, balance due in 2006	5,000	15,000
Revolving credit facility	26,000	30,500

Total borrowings under credit agreement	287,350	303,856
12 1/2% senior subordinated secured notes due 2008	55,372	—
Bond carrying value in excess of face value	13,770	—
Series B senior subordinated notes, principal due in 2006, interest payable semi-annually at 10% per annum	18,100	88,000
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%	7,500	21,500
Series B senior subordinated notes, principal due in 2006, interest payable semi-annually at 10% per annum, owned by related parties	—	12,000
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%, owned by related parties	—	18,500

Long-term debt, including current maturities	382,092	443,856
Less current maturities of long-term debt	(2,677)	(2,677)

Long-term debt, less current maturities	$379,415	$441,179

12 1/2% Senior Subordinated Secured Notes due 2008

As a result of the May 30, 2002 transactions, the Company issued $54.5 million aggregate principal amount of 12 1/2% Senior Subordinated Secured Notes due 2008 (the “New Notes”). The New Notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Company’s obligations under the New Notes and the guarantor’s obligations under the guarantees are secured by a second priority lien, subject to certain exceptions, on all of the Company’s domestic assets and the domestic assets of the guarantors that secure the credit agreement and the interest rate protection and other hedging agreements permitted thereunder, excluding capital stock and other securities owned or held by the Company or the Company’s existing and future subsidiaries. The New Notes bear interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum is payable in cash and 5 1/4% per annum is payable in kind, subject to increases in the cash portion if total leverage ratio or senior leverage ratio targets are met.

The Company may redeem the New Notes, in whole at any time or in part from time to time, on and after June 15, 2002, upon not less than 30 nor more than 60 days’notice, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on December 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2001	106.25%
2002	104.17%
2003	102.08%
2004 and thereafter	100.00%

11 of 40

4. COMPREHENSIVE INCOME:

Comprehensive income is as follows: (in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(39,275)	$(5,209)	$(227)	$(1,749)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	(207)	(461)	(120)
Unrealized gain (loss) on derivative instruments	3,346	(3,475)	1,237	(1,702)

Comprehensive income (loss)	$(35,940)	$(8,891)	$549	$(3,571)

5. DERIVATIVES:

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

The Financial Accounting Standards Board (“FASB”) issued, then subsequently amended, Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

The Company has approximately $344 million and $294.9 million of variable interest debt at December 31, 2001 and September 30, 2002, respectively. The Company has entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

The notional amounts of $160 million at December 31, 2001 and $0 at September 30, 2002 do not represent a measure of exposure of the Company. The Company paid counterparties interest at a fixed rate ranging from 4.765% to 5.155%, and the counterparties paid the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 2001 was 1.90%. As of September 30, 2002 there were no outstanding interest rate swaps.

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

12 of 40

A reconciliation of current period changes in the component of accumulated other comprehensive income as it relates to derivatives is as follows (in thousands):

	Nine months ended		Three months ended

	September 30 2002	September 30 2001	September 30 2002	September 30 2001

Balance beginning of period	$(3,346)	$337	$(1,237)	$(903)
Current period declines in fair value	(231)	(2,748)	—	(1,304)
Reclassifications to earnings	3,577	638	1,237	434

Balance at end of period	$—	$(1,773)	$—	$(1,733)

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

Per SFAS 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. There were no outstanding hedges at September 30, 2002. All hedges were effective at September 30, 2001, and as such, there were no earnings reclassifications at September 30, 2001 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness related to the hedge of future cash flows.

For the three months ended September 30, 2002 and 2001, $1.2 million and $0.4 million, respectively, were reclassified to earnings as interest expense.

6. ENVIRONMENTAL MATTERS:

The Company’s activities involve the handling, transportation, storage and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. The Company’s tank wash and terminal operations engage in the storage or discharge of wastewater and storm-water that may have contained hazardous substances, and from time to time the Company stores diesel fuel and other petroleum products at our terminals. As such, the Company is subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to the Company.

Facility managers are responsible for environmental compliance. Self-audits along with audits conducted by the Company’s internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. The Company may also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. The Company’s relationship to its affiliates could, under certain circumstances, result in the Company incurring liability for environmental contamination attributable to an affiliate’s operations, although the Company has not incurred any material derivative liability in the past. The Company’s environmental management program has been extended to its affiliates.

The Company is staffed with environmental experts who manage its environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of its terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, the Company is potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) or comparable state laws. From time to time, the Company has incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, the Company cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on the Company’s financial condition, results of operations or its business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, the Company has identified environmental contamination at certain sites that will require remediation.

13 of 40

The Company has also been named a potentially responsible party (“PRP”), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which its waste, or material transported by us, has allegedly been disposed of. The Company has asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While the Company believes that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that the Company will not in the future incur material liability under CERCLA or similar laws.

The Company is currently solely responsible for remediation of the following two federal Superfund sites:

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

CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims. In early 2000, the Company received settlement proceeds of approximately $11.0 million.

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

Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as a co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of the Company's acquisition of CLC, the Company identified other owned or formerly owned properties that may require investigation and/or remediation , including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. The Company has established reserves for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County, West Virginia and other matters discussed above.

7. NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in a decrease of net loss of $2.8 million through September 30, 2002. Goodwill is subject to an annual impairment test. The Company has completed its initial impairment test. During our initial impairment analysis of goodwill, as outlined under SFAS 142, the Company determined that approximately $4.6 million of goodwill had been classified as an offset against accounts payable and accrued expenses.

14 of 40

These amounts have been reclassified into goodwill during the quarter. As a result of our initial impairment test an adjustment of $24.0 million was charged to earnings as cumulative effect of a change in accounting principle at January 1, 2002. There were several factors which led to the conclusion that an impairment charge was warranted. These factors included several consecutive years of declining revenues and operating losses, an uncertain economic environment exacerbated by the events of September 11, 2001, increased insurance costs for the foreseeable future and the highly leveraged nature of the Company. No tax benefit was recorded in connection with this charge. The fair value of the reporting unit was determined based on a combination of prices of comparable businesses and present value techniques.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Nine months ended
September 30, 2002

Beginning Balance	$150,510
Writeoff related to sale of business unit	(994)
Reclassification	4,580
Impairment Losses	(23,985)

Ending Balance	$130,111

Intangible assets consist mainly of non-compete agreements with lives ranging from 2-5 years. Accumulated amortization of intangible assets is $1.9 million and $1.6 million at September 30, 2002 and 2001, respectively.

The following table presents net loss on a comparable basis, after adjustment for goodwill and intangible amortization (in thousands):

	Nine months ended		Three months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net loss:
As reported	$(39,275)	$(5,209)	$(227)	$(1,749)
Goodwill amortization (net)	—	2,856		952

Adjusted net loss	$(39,275)	$(2,353)	$(227)	$(797)

15 of 40

In connection with the completion of the initial impairment test, the Company has restated its consolidated statements of operations for the period ended March 31, 2002. The following table presents the restated net loss (in thousands):

Three months ended
March 31,
2002

Net loss:
As reported	$(3,045)
Cumulative effect of a change in accounting principle	(23,985)

As restated	$(27,030)

In July 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations, which requires that companies recognize a liability for retirement obligations of long lived assets in the period the liability occurs. This pronouncement is effective for fiscal years beginning after September 15, 2002. The Company does not anticipate any significant impact on our financial results from adoption of this standard.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121. The Company currently assesses whether there has been impairment of long-lived assets and certain intangibles in accordance with SFAS 121 and will continue to do so under the guidance provided by SFAS 144 in 2002. The Company does not anticipate any significant impact on financial results from adoption of this standard.

In September 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities not covered under SFAS 144 and also supercedes EITF 94-3. This pronouncement is effective for activities initiated after December 31, 2002. The Company does not anticipate any significant impact on its financial results from adoption of this standard.

8. GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the quarters and nine month periods ended September 30, 2002 and September 30, 2001, is as follows (in thousands):

	Nine months ended September 30, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$382,291	$6,353	$—	$388,644
Net operating income	24,206	292	—	24,498
Identifiable assets	398,049	12,684	(10,814)	399,919
Depreciation and amortization	22,165	1,117	—	23,282
Capital expenditures	9,542	60	—	9,602

	Nine months ended September 30, 2001

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$379,335	$7,559	$(80)	$386,814
Net operating income	24,818	642	—	25,460
Identifiable assets	427,995	22,451	(1,468)	448,978
Depreciation and amortization	23,773	1,278	—	25,051
Capital expenditures	21,202	742	—	21,994

16 of 40

	Three months ended September 30, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$129,919	$2,088	$—	$132,007
Net operating income	7,823	82	—	7,905
Identifiable assets	398,049	12,684	(10,814)	399,919
Depreciation and amortization	7,291	395	—	7,686
Capital expenditures	3,082	—	—	3,082

	Three months ended September 30, 2001

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$127,781	$2,627	$—	$130,408
Net operating income	8,411	320	—	8,731
Identifiable assets	427,995	22,451	(1,468)	448,978
Depreciation and amortization	7,972	420	—	8,392
Capital expenditures	8,141	7	—	8,148

9. GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes, Series B Floating Interest Rate Subordinated Term Notes and the Company’s 12.5% Senior Subordinated Secured Notes are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries (the “Guarantors”). Each of the Company’s direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport Ltd. are non-guarantor subsidiaries.

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect to all of the Company’s indebtedness, including the New Notes and other obligations, depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1.	Balance Sheets as of September 30, 2002 and December 31, 2001.

2.	Statements of Operations for the three months ended September 30, 2002 and 2001.

3.	Statements of Operations for the nine months ended September 30, 2002 and 2001.

4.	Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

5.	The parent company and combined guarantor subsidiaries.

6.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

17 of 40

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited — In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$34	$107	$—	$141
Accounts receivable, net	—	93,118	(7,086)	—	86,032
Inventories	—	806	138	—	944
Prepaid expense and other current assets	—	14,845	854	—	15,699

Total current assets	—	108,803	(5,987)	—	102,816
Property and equipment, net	—	145,806	9,120	—	154,926
Intangibles and goodwill, net	—	132,048	448	—	132,496
Other assets	100,000	9,678	3	(100,000)	9,681
Investment in subsidiaries	178,842	—	—	(178,842)	—

	$278,842	$396,335	$3,584	$(278,842)	$399,919

18 of 40

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited — In thousands, continued)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current liabilities:
Current maturities of indebtedness	$2,677	$—	$—	—	$2,677
Accounts payable and accrued expense	—	57,282	1,356	—	58,638
Inter-company	—	17,740	(17,740)	—	—
Affiliates and owner operators payable	—	11,261	(227)	—	11,034
Income taxes payable	—	576	(40)	—	536

Total current liabilities	2,677	86,859	(16,651)	—	72,885
Long-term debt, less current maturities	279,674	—	5,000	—	284,674
Subordinated debt, less current maturities	94,741	100,000	—	(100,000)	94,741
Other long-term obligations	—	7,155	—	—	7,155
Environmental liabilities	—	32,160	—	—	32,160
Deferred taxes	—	(965)	2,280	—	1,315
Accrued loss and damage claims	—	3,406	—	—	3,406

Total liabilities	$377,092	$228,615	$(9,371)	$(100,000)	$496,336
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest
Additional paid-in-capital	176,591	105,648	15,125	(120,773)	176,591
Accumulated (deficit)	(77,778)	60,239	(1,045)	(59,194)	(77,778)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive (loss)	(7,474)	—	(1,070)	1,070	(7,474)

Total membership interest	(98,250)	165,887	12,955	(178,842)	(98,250)

	$278,842	$396,335	$3,584	$(278,842)	$399,919

19 of 40

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited — In thousands)

	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated*

ASSETS
Current assets:
Cash	$—	$1,909	$303	$—	$2,212
Accounts receivable, net	—	86,017	2,884	—	88,901
Inventories	—	874	269	—	1,143
Prepaid expenses and other current assets	—	17,166	541	—	17,707

Total current assets	—	105,966	3,997	—	109,963
Property and equipment, net	—	160,998	16,361	—	177,359
Intangibles and goodwill, net	—	151,969	806	—	152,775
Other assets	100,000	8,877	4	(100,000)	8,881
Investment in subsidiaries	227,098	—	—	(227,098)	—

	$327,098	$427,810	$21,168	$(327,098)	$448,978

*    Condensed from audited financial statements.

20 of 40

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited — In thousands, continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated*

Current liabilities:
Current maturities of indebtedness	$2,677	$—	$—	$—	2,677
Accounts payable	—	11,432	1,985	—	13,417
Inter-company	—	(1,133)	1,133	—	—
Affiliates and owner-operators payable	—	4,902	28	—	4,930
Accrued expenses	—	49,431	—	—	49,431
Income taxes payable	—	663	429	—	1,092

Total current liabilities	2,677	65,295	3,575	—	71,547
Long-term debt, less current maturities	441,179	—	—	—	441,179
Environmental liabilities	—	36,163	—	—	36,163
Other long-term liabilities	—	113,744	—	(100,000)	13,744
Deferred income tax	—	(1,189)	2,459	—	1,270

Total liabilities	443,856	214,013	6,034	(100,000)	563,903

Mandatorily redeemable common stock	1,210	—	—	—	1,210

Mandatorily redeemable preferred stock	16,499	—	—	—	16,499

Minority interest in subsidiaries	—	1,833	—	—	1,833

Stockholders’ Equity (deficit):
Common stock and additional paid-in capital	105,564	149,653	15,082	(164,735)	105,564
Retained earnings (deficit)	(37,435)	62,311	1,195	(63,506)	(37,435)
Treasury stock	(402)	—	—	—	(402)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive gain (loss)	(10,829)	—	(1,088)	1,088	(10,829)
Note receivable	(1,776)	—	—	—	(1,776)

Total stockholders’ equity (deficit)	(134,467)	211,964	15,134	(227,098)	(134,467)

	$327,098	$427,810	$21,168	$(327,098)	$448,978

* Condensed from audited financial statements.

21 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	$—	$113,358	$1,895	$—	$115,253
Other	—	16,561	193	—	16,754

Total Revenues	—	129,919	2,088	—	132,007
Operating expenses:
Purchased transportation	—	77,364	282	—	77,646
Depreciation and amortization	—	7,292	394	—	7,686
Other operating expenses	—	37,442	1,328	—	38,770

Operating income (loss)	—	7,821	84	—	7,905
Interest expense, net	7,483	—	45	—	7,528
Other expenses	—	35	—	—	35
Equity in earnings (loss) of subsidiaries	4,064	—	—	(4,064)	—

Income (loss) before taxes	(3,419)	7,786	39	(4,064)	342
Income taxes	(3,192)	3,192	62	—	62

Income (loss) from continuing operations	(227)	4,594	(23)	(4,064)	280
Loss from operation and disposal of discontinued segment (net of tax)	—	—	(507)	—	(507)

Net income (loss)	$(227)	$4,594	$(530)	$(4,064)	$(227)

22 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	$—	$112,176	$2,290	$—	$114,466
Other	—	15,606	336	—	15,942

	—	127,782	2,626	—	130,408
Operating expenses:
Purchased transportation	—	75,700	217	—	75,917
Depreciation and amortization	—	7,986	406	—	8,392
Other operating expenses	—	35,671	1,697	—	37,368

Operating income (loss)	—	8,425	306	—	8,731
Interest expense, net	10,490	—	—	—	10,490
Other (income) expense	—	(4)	—	—	(4)
Equity in earnings (loss) of subsidiaries	5,355	—	—	(5,355)	—

Income (loss) before taxes	(5,135)	8,429	306	(5,355)	(1,755)
Income taxes	(3,386)	3,456	17	—	87

Income (loss) from continuing operations	(1,749)	$4,973	$289	$(5,355)	$(1,842)
Loss from operation and disposal of discontinued segment (net of tax)	—	—	93	—	93

Net income (loss)	$(1,749)	$4,973	$382	$(5,355)	$(1,749)

23 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited — In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenue:
Transportation	$—	$333,048	$5,723	$—	$338,771
Other	—	49,243	630	—	49,873

Total revenues	—	382,291	6,353	—	388,644
Operating expenses:
Purchased transportation	—	226,823	943	—	227,766
Depreciation and amortization	—	22,166	1,116	—	23,282
Other operating expenses	—	109,097	4,001	—	113,098

Operating income	—	24,205	293	—	24,498
Interest expense, net	36,949	—	140	—	37,089
Other expenses	—	83	—	—	83
Equity in earnings (loss) of subsidiaries	(11,991)	—	—	11,991	—

Income (loss) before taxes	(48,940)	24,122	153	11,991	(12,674)
Income taxes	(9,665)	9,890	190	—	415

Income (loss) from continuing operations	(39,275)	14,232	(37)	11,991	(13,089)
Loss from operation and disposal of discontinued segment (net of tax)	—	—	(2,201)	—	(2,201)

Income (loss) before cumulative effect of a change in accounting principle	(39,275)	14,232	(2,238)	11,991	(15,290)

Cumulative effect of change in accounting principle (net of tax)	—	(23,985)	—	—	(23,985)

Net income (loss)	$(39,275)	$(9,753)	$(2,238)	$11,991	$(39,275)

24 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited — In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues
Transportation	$—	$333,371	$6,452	$—	$339,823
Other	—	45,964	1,027	—	46,991

	—	379,335	7,479	—	386,814
Operating expenses
Purchased transportation	—	226,379	471	—	226,850
Depreciation and amortization	—	24,398	653	—	25,051
Other operating expenses	—	103,737	5,716	—	109,453

Operating income (loss)	—	24,821	639	—	25,460
Interest expense, net	29,552	—	—	—	29,552
Other expense	—	(4)	(2)	—	(6)
Equity in earnings (loss) of subsidiaries	14,815	—	—	(14,815)	—

Income (loss) before taxes	(14,737)	24,825	641	(14,815)	(4,086)
Income taxes	(9,528)	10,178	147	—	797

Income (loss) from continuing operations	(5,209)	14,647	494	(14,815)	(4,883)
Loss from operation and disposal of discontinued segment (net of tax)	—	—	(326)	—	(326)

Net income (loss)	$(5,209)	$14,647	$168	$(14,815)	$(5,209)

25 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in)
Operating activities:
Net (loss)	$(39,275)	$(9,753)	$(2,238)	$11,991	$(39,275)
Adjustments for non cash charges	39,275	6,699	2,504	—	48,478
Changes in assets and liabilities	—	20,239	(5,408)	(11,991)	2,840

Net cash provided by (used for) operating activities	—	17,185	(5,142)	—	12,043
Investing activities:
Capital expenditures	—	(8,858)	(744)	—	(9,602)
Proceeds from other dispositions	—	1,738	5,826	—	7,564

Net cash (used in) investing activities	—	(7,120)	5,082	—	(2,038)
Financing activities:
Payment of debt obligations	(6,508)	—	—	—	(6,508)
Other	—	(5,478)	—	—	(5,478)
Net change in inter-company balances	6,508	(6,508)	—	—	—

Net cash provided by (used In) financing activities	—	(11,986)	—	—	(11,986)
Net increase (decrease) in cash	—	(1,921)	(60)	—	(1,981)
Effect of exchange rate changes on cash	—	(90)	—	—	(90)
Cash, beginning of period	—	2,045	167	—	2,212

Cash, end of period	$—	$34	$107	—	$141

26 of 40

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited — In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for)
Operating activities:
Net income (loss)	$(5,209)	$14,647	$168	$(14,815)	$(5,209)
Adjustments for non cash charges	5,209	20,828	2,447	—	28,484
Changes in assets and liabilities	—	(22,843)	(3,134)	14,815	(11,162)

Net cash provided by operating activities	—	12,632	(519)	—	12,113
Investing activities:
Capital expenditures	—	(21,250)	(744)	—	(21,994)
Proceeds from asset dispositions	—	47	1,928	—	1,975

Net cash provided by (used for) investing activities	—	(21,203)	1,184	—	(20,019)
Financing activities:
Proceeds from issuance of long term debt	11,500	—	—	—	11,500
Payment of obligations	(2,291)	—	(65)	—	(2,356)
Redemption of preferred stock	(2,600)	—	—	—	(2,600)
Other	—	769	—	—	769
Net change in intercompany balances	(6,609)	6,609	—	—	—

Net cash provided by financing activities	—	7,378	(65)	—	7,313

Net increase (decrease) in cash	—	(1,193)	600	—	(593)
Effect of exchange rate changes on cash	—	(1,215)	(1)	—	(1,216)
Cash, beginning of period	—	2,469	167	—	2,636

Cash, end of period	$—	$61	$766	$—	$827

27 of 40

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc., a Florida corporation (“QDI Inc.”). On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred all of its assets (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.’s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of the Company’s membership units. The Company became the successor entity to QDI Inc.

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

Historical financial information contained herein for 2002 and 2001 has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

For the quarter ended September 30, 2002, revenues totaled $132.0 million, a 1.2% increase from revenues of $130.4 million for the same period in 2001. This increase is primarily attributable to modest increases in demand from shippers.

The third quarter of 2002 showed continued signs that the demand in base business has begun to stabilize. Other revenue increased $0.5 million as a result of strategic tankwash acquisitions in the late third quarter and fourth quarter of 2001, and throughout all of 2002, plus increased volume at existing tankwash facilities.

For the quarter ended September  30, 2002, operating income totaled $7.9 million, a decrease of $0.8 million compared to $8.7 million for the same period in 2001. This decline is primarily the result of higher insurance expense in 2002. Significant insurance increases began in September 2001 when the Company entered into a new insurance policy period. In addition, the Company incurred higher recruiting costs for drivers in the third quarter 2002 verses the same period in 2001. This increase in expense was partially offset by an increase in operating income of $0.9 million as a result of the elimination of amortization of goodwill in 2002 due to the adoption of FAS 142.

The operating ratio, which is the ratio of operating expenses to operating revenue, for the quarter ended September 30, 2002 was 94.0% compared to 93.3% for the same period in 2001.

Interest expense, net, decreased by $3.0 million in 2002 compared to 2001. The May 30, 2002 transactions resulted in a face value reduction of debt of $69.9 million dollars and lowered overall interest expense.

28 of 40

The pre-tax profit from continuing operations for the quarter ended September 30, 2002 totaled $0.3 million compared to a $1.8 million loss for the same period in 2001. This improvement is due primarily to the reduced interest expense offset in part by the higher insurance and recruiting costs.

Provision for income tax decreased slightly due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits.

A charge of $0.5 million was recorded in 2002 relating to discontinued operations due to the sale of the Canadian petroleum division and the internet load brokerage subsidiary of the Company. In 2001 these operations resulted in a profit of $0.1 million.

For the quarter ended September 30, 2002, the Company’s net loss was $0.2 million compared with a $1.7 million loss for the same period last year. This improvement was due largely to the reduced interest expense discussed above and the elimination of amortization of goodwill.

The results of 2002 include, and the historical financial information for 2001 has been adjusted to reflect, the discontinued operations resulting from the sale of certain non-guarantor subsidiaries in the second quarter 2002. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of QD LLC.

As of September 30, 2002, a total of 100 membership units in the Company were outstanding, all of which were held by QDI Inc.

29 of 40

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2002, revenues totaled $388.6 million, a slight increase from revenues of $386.8 million for the same period in 2001. This increase is primarily attributable to the rising demand for bulk transportation services that has occurred in the first half of 2002. This increase is reflective of the recovering manufacturing sector of the economy, in addition to successful bids for new business during the first nine months of the year. Operating revenue excluding surcharges on a per service day basis increased 3% versus the same period in 2001. Other revenue increased $2.9 million as a result of strategic tankwash acquisitions in the late third quarter and fourth quarter of 2001, and throughout all of 2002, plus increased volume at existing tankwash facilities.

For the nine months ended September 30, 2002, operating income totaled $24.5 million, a decrease of $1.0 million compared to $25.5 million for the same period in 2001. This decline is primarily the result of significantly higher insurance costs experienced since the latter part of 2001 in addition to higher costs, to recruit drivers for increased business in 2002 verses 2001. The difficult insurance market conditions were further exacerbated by the events of September 11, 2001. These factors were partially offset by an increase in operating income of $2.8 million as a result of the elimination of amortization of goodwill in 2002 due to the adoption of FAS 142, cost savings from terminal conversions and other cost cutting measures throughout the end of 2001 and throughout 2002.

The operating ratio for the nine months ended September 30, 2002 was 93.7% compared to 93.4% for the comparable period in 2001.

Interest expense, net, was $37.1 million year to date in 2002. This included $10.1 million in exchange offer and consent solicitation transaction fees and credit facility amendment fees resulting from the transactions of May 31, 2002. These transactions resulted in a face value reduction of debt of $69.9 million dollars and lower overall interest expense going forward. Absent these fees resulting from the transactions of May 31, 2002; interest expense for the first nine months of 2002 would have decreased by $2.5 million as a result of the transactions.

The pre-tax loss for the nine months ended September 30, 2002 totaled $12.7 million compared to a $4.1 million loss for the same period in 2001, due primarily to the fees mentioned above and the increased insurance expense, offset by reduced amortization expense.

Benefit (provision) for income tax decreased to $0.4 million from $0.8 million due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits.

The results of 2002 include, and the historical financial information for 2001 has been adjusted to reflect, the discontinued operations resulting from the sale of certain non-guarantor subsidiaries assets in the second quarter 2002. We recorded a $1.4 million loss in the second quarter of 2002 related to the projected loss. These subsidiaries consist of the Canadian petroleum division and the internet load brokerage subsidiary of the Company.

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in an increase in net income for the nine months ended September 30, 2002 of $2.8 million. Goodwill is subject to an annual impairment test. The Company has determined that the overall level of goodwill and intangible assets is impaired at January 1, 2002, and has recorded a $24.0 million cumulative charge recorded as a cumulative effect of a change in accounting principles to adjust the carrying value as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $12.0 million for the nine months ended September 30, 2002, versus $12.1 million for the same period in 2001. The change in cash provided by operations was due to the timing of cash receipts related to accounts payable and payments of trade and other payables.

Cash used by investing activities totaled $2.0 million for the nine month period ended September 30, 2002, compared to $20.0 million used for the comparable 2001 period. This reduction is the result of fewer capital expenditures. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades in 2001 to the Company’s computer infrastructure and new dispatch system in 2001 and 2002.

30 of 40

Cash used for financing activities totaled $12.0 million during the nine-month period ended September 30, 2002, compared to $7.3 million provided in the comparable period in 2001. This difference is due to reduced borrowing in the current year coupled with $4.2 million additional repayment of debt and $4.7 million of exchange offer fees offset by the payment of $2.6 million to a preferred shareholder in 2001.

The Company has a $285 million credit facility with a group of banks maturing at various times from September of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until September 9, 2004. As of September 30, 2002, the Company has available $19.9 million under this revolving credit facility.

On April 5, 2002, the Company entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003 and further amended those financial covenants through the date of the final maturity of the credit agreement. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. The revised financial covenants in the Fifth Amendment consist of the following:

•	The Company must maintain a ratio of consolidated EBITDA to consolidated interest expense of at least 1.75:1.00 for the twelve month period ended June 30, 2002. Thereafter, the minimum consolidated interest coverage ratio we are required to maintain increases in various amounts until the twelve-month period ending December 31, 2005 when it becomes 2:15:1.00 for such period.

•	The Company must maintain a ratio of consolidated senior debt to consolidated EBITDA of no more that 4.80:1.00 for the twelve-month period ended June 30, 2002. thereafter, the minimum leverage ratio the Company is allowed decreases in various amounts until the twelve-month period ending December 31, 2005, when it becomes 3.50:1.00 for such period.

There can be no assurance that the Company will be able to comply with such revised financial covenants. The Company currently believes that it will be in compliance with the revised covenants in the credit agreement through 2003.

As of September 30, 2002, the Company was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND RISK FACTORS. See note 2 to the condensed consolidated financial statements for discussion of the exchange offer.

The Company’s management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the remainder of 2002.

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness, at December 31, 2001 over the periods the Company expect them to be paid (dollars in thousands).

	Balance
	At 12/31/01	2002	2003	2004	2005	After

Operating leases	$—	$3,301	$1,733	$1,144	$1,191	$893
Indebtedness	443,856	2,677	2,677	112,227	131,751	194,524
Environmental liabilities	42,572	6,409	7,678	7,045	7,907	13,533
Employment agreements	566	566	—	—	—	—
Other non-current liabilities	13,744	—	4,957	4,253	3,378	1,156

Total	$500,738	$12,953	$7,045	$124,669	$144,227	$210,106

The transactions that occurred on May 30, 2002 significantly changed the Company’s capital structure and long-term contractual commitments from those that existed on December 31, 2001. In particular, the transactions reduced the Company’s overall level of indebtedness by exchanging $114.4 million principal amount of the QDI Notes which were outstanding at December 31, 2001 for approximately $54.5 million principal amount of the New Notes and the following securities issued by QDI Inc.: approximately $14.8 million of 12% Junior Subordinated Pay-in-Kind Notes due 2009 (“Junior PIK Notes”); approximately $30.5 million of 13.75% preferred stock; and warrants to purchase 171,282 shares of QDI Inc. common stock. Further, indebtedness outstanding under our credit agreement was reduced by $10 million with the cash proceeds received by QDI Inc. from the issuance of additional shares of 13.75% preferred stock. The transactions also had the effect of reducing the Company’s annual cash debt service requirements because the New Notes bear interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum will be paid in cash and 5 1/4% per annum will be paid in kind in the form of additional notes, subject to certain exceptions.

31 of 40

The following is a schedule of the Company's long-term indebtedness at September 30, 2002 over the periods the Company expects them to be paid (in thousands). With respect to the New Notes, the schedule reflects the $54.5 million principal amount of notes originally issued on May 30, 2002 and the $20.1 million principal amount of New Notes to be issued as payable-in-kind interest accruing at the assumed rate of 5 1/4% per annum from May 30, 2002 to June 15, 2008, but it does not reflect the cash interest that accrues on the notes.

	Credit Agreement
						Exchange
	Tranche A	Tranche B	Tranche C	Tranche D	Revolver	QDI Notes	Notes	Total

2002	$211	$247	$211					$669
2003	846	985	846					2,677
2004	79,896	986	845		26,000			107,727
2005		92,226	39,525					131,751
2006			39,526	5,000		25,600		70,126
Thereafter							74,587	74,587

	$80,953	$94,444	$80,953	$5,000	$26,000	$25,600	$74,587	$387,537

		Less future accrued PIK interest to maturity date June 15, 2008						(19,215)
		Plus bond carry value in excess of bond face value						13,770

		Total indebtedness at September 30, 2002						$382,092

If the Company’s operating cash flow and borrowings under the Company’s revolving credit facility are not sufficient to satisfy the Company’s capital expenditure, debt service and other long-term contractual commitments, the Company will be required to seek alternative plans. These alternatives would likely include another restructuring or refinancing of the Company’s long-term debt, the sale of a portion or all of the Company’s assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under the Company’s existing agreements, the Company may default on some or all of the Company’s obligations. If the Company defaults on its obligations, including its financial covenants required to be maintained under the credit agreement, and the debt under the Company’s credit agreement or the indenture were to be accelerated, the Company’s assets may not be sufficient to repay in full all of the Company’s indebtedness, including the New Notes, and the Company may be forced into bankruptcy. In a bankruptcy proceeding, the Company’s creditors could challenge the issuance of the New Notes or the guarantees on the New Notes as preferential transfers or fraudulent conveyances, respectively. If such challenges are successful, holders of New Notes could become unsecured creditors of the Company and their claims against the Company could be subordinated to claims of creditors of the Company’s subsidiaries.

As a holding company with no significant assets other than ownership of 100% of the Company’s membership units, QDI Inc. also depends upon the Company’s cash flows to service its debt. QDI is substantially more leveraged than the Company. At September 30, 2002, QDI Inc.’s consolidated longterm indebtedness, which consists primarily of the Company’s long-term indebtedness, the QDI Notes and the Junior PIK Notes was $395.2 million. In addition, at September 30, 2002, the aggregate liquidation preference of QDI Inc.’s 13.75%preferred stock, which is mandatorily redeemable on September 15, 2006, was $56.5 million and QDI Inc. also had $1.2 million of redeemable common stock. The following is a schedule of QDI Inc.’s consolidated long-term contractual commitments, including the current portion of long-term indebtedness, at September 30, 2002 over the period in which they are required to be paid (in thousands):

	Junior	Mandatorily
	PIK	redeemable	QD LLC	Total QDI
	Notes	securities	Commitments	Consolidated

2002		$1,209	$669	$1,878
2003			2,677	2,677
2004			107,727	107,727
2005			131,751	131,751
2006		56,450	70,126	126,576
Thereafter	$26,753		74,587	101,340

	$26,753	$57,659	$387,537	$471,949

32 of 40

QDI Inc.’s Junior PIK Notes become due on June 15, 2009 and bear interest at a rate of 12% per annum, of which 1% per annum is payable in cash and 11% per annum is payable in kind. The schedule reflects $12.6 million principal amount of New Notes originally issued and $14.2 million principal amount of New Notes to be issued as payable-in-kind interest accruing at the rate of 11% per annum from May 30, 2002 to June 15, 2009, but it does not reflect the cash interest that accrues on the Junior PIK Notes. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2002 and ending on June 15, 2009. The annual cash interest payments range from $120,000 in 2002 to $250,000 in 2008. Neither the Company nor any of it’s subsidiaries guarantee any of QDI Inc.’s obligations under the Junior PIK Notes.

QDI Inc’s mandatorily redeemable securities consist of $56.5 million of 13.75% mandatorily redeemable preferred stock, which becomes due on September 15, 2006 and $1.2 million of redeemable common stock, which is redeemable upon the stockholder’s put right anytime after June 15, 2002. The redemption amount for the redeemable common stock is based on a fair market value calculation set forth under the terms of the agreement. Neither the Company nor any of it’s subsidiaries guarantee any of QDI Inc.’s obligations under the mandatorily redeemable preferred stock or the redeemable common stock.

The Company’s ability to make distributions to QDI Inc. is restricted by the covenants contained in the credit agreement and the indenture governing the New Notes. However, Apollo as the controlling shareholder of QDI Inc. may have an interest in pursuing reorganizations, restructurings or other transactions involving the Company and QDI Inc. that, in their judgment, could enhance their equity investment even though those transactions might involve increasing the Company’s leverage or impairing it’s creditworthiness in order to decrease QDI Inc.’s leverage. While the restrictions in the indenture cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture may not afford the holders of the notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. Although QDI Inc. has no current intention to engage in these types of transactions, there can be no assurance it will not do so in the future if permitted under the terms of the credit agreement and the indenture.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Please see the risk factors set forth in QDI Inc.’s 2001 Form 10-K and the Company's Registration Statement on Form S-4 (No. 333-98077) which identify important risk factors such as the Company’s high leverage, dependence on affiliates and owner-operators, environmental risks and claims exposure.

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

33 of 40

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A 10% increase in the interest rate would result in $1.7 million additional interest expense for the Company.

See note 4 — Derivatives

ITEM 4 — CONTROLS AND PROCEDURES.

The company maintains a set of disclosure controls and procedures that are designed to ensure that Information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer of the Company concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

34 of 40

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to Item 2 on page 17 of QDI Inc.’s Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 6. (a) Exhibits:

None

(b) Reports on Form 8-K

None

35 of 40

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, LLC

November 14, 2002	/S/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

November 14, 2002	/S/ SAMUEL M. HENSLEY

/S/ SAMUEL M. HENSLEY, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

36 of 40

CERTIFICATIONS

     I, Thomas L. Finkbiner, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Quality Distribution LLC;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation date”); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

37 of 40

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas L. Finkbiner

THOMAS L. FINKBINER
PRESIDENT AND CHIEF EXECUTIVE OFFICER

38 of 40

CERTIFICATIONS

     I, Samuel M. Hensley, certify that:

     7.     I have reviewed this quarterly report on Form 10-Q of Quality Distribution LLC;

     8.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation date”); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

39 of 40

     12.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Samuel M. Hensley

SAMUEL M. HENSLEY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

40 of 40