Form 10-K
period 2002-12-31
QUALITY DISTRIBUTION LLC
filed 2003-04-11
CIK 1178994

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER 333-98077

                           Quality Distribution, LLC
           (Exact Name of the Registrant as Specified in its Charter)

          DELAWARE                                              04-3668323
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

                            3802 Corporex Park Drive
                              Tampa, Florida 33619
               (Address of principal executive offices)(zip code)

              Registrant's telephone number, including area code:
                                 813-630-5826

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

At June 30, 2002, the market value of registrant's common equity held by non-affiliates was zero.

As of December 31, 2002, the registrant had 100 no par value membership interest units outstanding, all of which were held by affiliates.

Documents Incorporated by Reference: None.

PART I

Item 1. BUSINESS

GENERAL

         Quality Distribution, LLC (the "Company" or "QD LLC") is a Delaware limited liability company formed on April 14, 2002. The Company's sole member is Quality Distribution, Inc. ("QDI Inc."), a Florida corporation. On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred substantially all of its assets and liabilities (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.'s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of QD LLC's membership units. The Company became the successor entity to QDI Inc. The transfer of the net assets to the Company by QDI Inc. has been accounted for as a transaction between companies under common control. As a result, QDI Inc.'s historical accounting basis for the net assets has been carried over to the Company. The Company's results of operations for periods prior to the transfer represent the historical operating results for QDI Inc. As used in this report, the terms "we," "our," "ours," and "us" refer to QD LLC and its consolidated subsidiaries and their predecessors, unless the context otherwise requires or indicates.

         We are the largest bulk tank truck carrier in North America based on bulk service revenues. Through a network of 153 terminals located across the United States, Canada and Mexico, we transport a broad range of chemical products and provide our customers with supplementary transportation services such as dry bulk hauling, transloading, tank cleaning, third-party logistics, intermodal services and leasing. Many of the chemical and chemical-related consumer products we transport require specialized trailers and experienced personnel for safe, reliable and efficient handling. We are a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including Dow Chemical Company, Procter & Gamble Company, E.I. DuPont and PPG Industries.

         In addition to our own fleet operations, we use affiliates and owner-operators. Affiliates are independent companies that, through comprehensive contracts with us, operate their terminals exclusively for us. Owner-operators are independent contractors who, through contracts with us, supply one or more tractors and drivers for our own or our affiliate's use. Management believes that the use of affiliates and owner-operators results in a more flexible cost structure, increases our asset utilization and increases return on invested capital. The Company is a holding company and operates principally through three main transportation subsidiaries: Quality Carriers, Inc ("QCI"), Transplastics ("TPI") and Levy Transport, Ltee ("Levy"), and through Quala Systems, Inc. ("QSI"), a nation-wide tankwash subsidiary. Through the principal transportation subsidiaries, as of December 31, 2002, we operated 7,565 trailers, of which 6,196 were owned or leased by us, and 3,363 tractors, of which 793 were owned or held directly under lease by us.

         The for-hire tank truck industry is highly fragmented and we believe it consists of approximately 200 tank truck carriers, with the top five carriers representing approximately $1.6 billion or approximately 31% of estimated 2002 for-hire tank truck industry revenues. The industry continues to experience consolidation. We believe such consolidation is primarily the result of economies of scale in the provision of services to a larger customer base, cost-effective purchasing of equipment, supplies and services by larger companies, high insurance premiums and the decision by many smaller, capital constrained operators to sell their trucking businesses rather than make substantial investments to modernize their fleets. As a result of our leading market position and decentralized operating structure, we believe we are well positioned to benefit from these current industry trends.

DEVELOPMENT OF OUR COMPANY

         Our parent company, QDI Inc., was formed in 1994, as a holding company. One of our main transportation subsidiaries QCI, was the product of the merger in 1998 of two large tank truck carriers, Montgomery Tank Lines, Inc.("MTL") and Chemical Leaman Tank Lines, Inc. ("CLC" or "CLTL"). QDI Inc. is owned principally by Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P., each of which is an affiliate of Apollo Management, L.P. As of December 31, 2002, Apollo owned 87.2% of QDI Inc.'s common stock, certain other investors owned 6.4% and our management owned approximately 6.4%. On a fully diluted basis after giving effect to stock options and warrants, at December 31, 2002, Apollo owned approximately 78.1% of QDI Inc.'s common stock, certain other investors owned 13.5% and our management owned approximately 8.4%.

         All of our domestic direct and indirect subsidiaries have guaranteed our borrowings under our credit agreement and our senior subordinated secured notes.

SERVICES PROVIDED

         BULK TRANSPORTATION SERVICES

         We are primarily engaged in the business of bulk transportation of liquid and dry chemical products. Business services are provided through Company-owned and affiliate terminals. As of December 31, 2002, 89 of 153 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both Company and affiliate terminals. We believe the combination of the affiliate program and the emphasis on the use of owner-operators result in an efficient and flexible operating structure that provides superior customer service.

         AFFILIATE PROGRAM

         Affiliates are established and maintained by their owners as independent companies with individualized, parochial profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI. Each affiliate is supported by our corporate staff and is linked via computer to central management's information systems located at the Tampa, Florida headquarters of QDI. New affiliate candidates are ordinarily selected from QCI's management/employee pool, thereby "jump-starting" the new business opportunity with an experienced, savvy owner/manager, significantly reducing "ramp-up" time, while simultaneously improving the chances for both operating and financial success.

         Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to and enhancement of our broad national and local customer relationships, national and local driver recruitment programs, standardized safety training (for drivers, tankwashers and mechanics) at our five (5) Safety Schools, and expanded marketing and sales resources, combined with sophisticated marketplace/competitive research. Affiliates gain further value from QCI's management information systems which provide essential operating and financial reports, while simplifying daily operating situations with system-wide technology support (TMW Systems, Incorporated ("TMW") dispatch/billing platforms and Qualcomm en-route electronic linkage with each vehicle). Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, trailers, fuel, tires, health care, and other significant operating requirements.

         Affiliates predominantly operate under the marketing identity of Quality Carriers and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as fuel, licenses and worker's compensation insurance. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program automatically deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI's tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

         Our contracts with affiliates typically carry a term ranging from one to five years and thereafter renew on an annual basis, unless terminated by either party. Affiliate contracts uniformly contain restrictive covenants prohibiting them from competing directly with QCI for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements.

         Affiliates engage and/or employ their own drivers and personnel. All affiliate personnel must meet our operating standards/requirements.

         Affiliates are required to pay for and provide evidence of their own workers' compensation coverage, which must meet both Company-established and statutory coverage levels. Affiliates are provided, as part of their contract, auto and general liability insurance, subject to certain deductibles per incident. Expenses exceeding the prescribed deductible limits of the affiliate are the responsibility of QCI or its insurer. For an additional fee, our subsidiary, Power Purchasing Inc. ("PPI"), makes available additional insurance to affiliates for physical damage coverage, operating a tractor without a trailer, health care, life insurance, and garage-keepers insurance.

         DRIVERS AND OWNER OPERATORS

         At December 31, 2002, we utilized 3,182 drivers. Of this total, 1,859 were owner-operators, 875 were affiliate company drivers and 448 were company drivers.

         OWNER-OPERATORS

         QCI terminals and affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through an exclusive contract with QCI, supply one or more tractors and drivers for QCI or affiliate use. QCI retains owner-operators under contracts generally terminable by either party upon short notice.

         In exchange for the services rendered, owner-operators are generally paid a fixed percentage of the revenues generated for each load hauled or on a per mile rate. The owner-operator pays all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs that take advantage of our significant purchasing power. These programs cover such operating expenses as fuel, tires, occupational accidental and physical damage insurance.

         Owner-operators utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records, tank truck experience and physical examinations in accordance with U.S. Department of Transportation ("DOT") regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

         DRIVER RECRUITMENT AND RETENTION

         QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and our own company drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation by our staff. We employ only qualified tank truck drivers with a minimum of two years of over-the-road, tractor-trailer experience. These drivers are required to attend a rigorous training program conducted at one of our five safety schools.

         Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring drivers. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet and the efforts of the President's Team.

         The President's Team is a group consisting of our very best drivers, whose mission it is to recruit and retain drivers while promoting QCI to customers. The equipment utilized by the President's Team distinguishes these drivers, thereby providing another tool in our continuous driver recruiting efforts. The President's Team maintains contact with new candidates throughout the hiring process. They also provide insight on the issues important to our current drivers and owner-operators. In 2001, a comprehensive Driver Excellence Program was implemented to reward our best drivers with recognition and awards based on meeting standards of excellence in productivity, safety and positive Company image. QCI added a centralized recruiting department at the Tampa corporate office during 2002.

         OTHER PERSONNEL

         At December 31, 2002, we employed 836 support personnel, including 217 employed at our corporate office in Tampa, Florida. Our field operations consist of 619 employees, including 85 mechanics, 204 tank cleaners and 330 other support, clerical and administrative personnel.

         Where appropriate, the field management is responsible for hiring mechanics, customer service and tank wash personnel. We provide our employees with health, dental, vision, life, and other insurance coverages subject to certain premium sharing and deductible provisions. These and other insurance programs are available to affiliates and owner-operators for a fee.

         UNION LABOR

         At December 31, 2002, we had 268 employees in trucking, maintenance or cleaning facilities and approximately 85 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters.

         CUSTOMER SERVICE, QUALITY ASSURANCE AND BILLING

         Our Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of Standardized Operating Procedures for each area within our company. The procedures provide guidance in such areas as marketing, contracts, dispatch and terminal operations, driver hiring, safety and training, trailer operations, tractor operations, administrative functions, payroll, settlements, insurance, data processing and fuel tax administration.

         The Company also has an Internal Audit department which helps monitor and ensure compliance.

         We have implemented a Quality Corrective Action procedure to identify, document and correct safety and service non-conformance. This procedure collects non-conformance data so that all levels of the organization can better understand where processes breakdown causing a non-conformance. This information is also reported back to many of our customers in the form of monthly service reports. Service reporting is required by an increasing number of chemical shippers.

         During the third quarter of 2002, QCI completed its initiative to centralize the billing function for all Company terminals and some affiliate terminals in order to gain better quality control over the billing and invoicing processes. At the same time, QCI completed its conversion to the TMW billing application, which integrated the dispatch and billing systems. See "Technology" section below.

         MOBILE COMMUNICATIONS

         Over 90% of our entire tractor fleet is equipped with the OmniTRACS(R) mobile satellite communications system. This system provides continuous monitoring and two-way communications with tractors in transit. The information generated by this system is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

         TECHNOLOGY

         In 2001, QCI purchased and began implementing a new operating system for dispatching trucks. The system was purchased from TMW, a company with over 500 customer installations and a 40% market share in the bulk trucking market. The rollout of this program was completed in the third quarter of 2002 for all U.S. operations.

         The TMW software enhances our ability to track our drivers, tractors, trailers and manage the business better at a tactical level. The software handles order entry, resource planning, dispatch, and communications, through Qualcomm (Omnitracs) integration and auto-rating of invoices. The software is another step in the continued upgrading of systems utilized in our trucking subsidiaries: installation of an IBM storage and multi-server network, which centralized the data and increased reliability, adding TMW for resource tracking, completing Qualcomm installation for communications and equipment location updates, introduction of imaging at all locations, and the incorporation of all of this data into our website at http://www.qualitydistribution.com. Information on our website is not part of this report. These projects add to the productivity of our employees and equipment, which we believe result in improved value to our customers.

         LEASING

         We lease tractors and trailers to affiliates and other third parties, including shippers. Tractor lease terms range from 12 to 60 months and may include a purchase option. Trailer lease terms range from 1 to 84 months and do not include a purchase option. We have the largest stainless steel trailer fleet in North America and derive a portion of our income from leasing these units to customers and affiliates.

         TANK WASH OPERATIONS

         To maximize equipment utilization and efficiency we rely on 31 QSI, 1 affiliate-operated QSI, 2 TPI and 14 affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third party tank wash vendors.

         INTERMODAL AND BULK RAIL OPERATIONS

         We offer a wide range of intermodal services by transporting liquid bulk containers on specialized chassis to and from a primary mode of transportation such as rail, barge or vessel. We also provide rail transloading services that enable products to be transloaded directly from rail car to trailer. This allows shippers to combine the economy of long-haul rail transportation with the flexibility of local truck delivery.

         OWNER-OPERATOR AND AFFILIATE SERVICES

         Through PPI we offer insurance products and other services to both our internal and external fleet and to our owner-operators at favorable prices. By offering purchasing programs that take advantage of our significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers' compensation insurance, we believe we strengthen our relationship with our owner-operators and improve driver recruitment. We also actively market these products and services to other customers.

         LOAD BROKERAGE SERVICES

         We provide load brokerage services to enhance our ability to handle our customers' trucking requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for us. Through our relationship with over sixty independent bulk carriers, we can assure timely response to customer needs.

         TRACTORS AND TRAILERS

         As of December 31, 2002, we operated a fleet of 7,565 tank trailers. The majority of these tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers and special use equipment. The chemical transport units typically have a capacity between 5,000 to 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be greatly extended through upgrades and modifications.

         We acquire new tractors with an initial utilization period of five years. The useful life of a tractor may be extended if restoration or an overhaul is performed. As of December 31, 2002, we operated 3,363 tractors, of which 793 were operated by our drivers, 1,768 were operated by owner-operators, and 802 were operated by affiliate drivers.

         Many of our and our affiliate terminals provide preventative maintenance and receive computer-generated reports that indicate when inspection and servicing of units are required. Our maintenance facilities are registered with the DOT and are qualified to perform trailer inspections and repairs for our fleet and equipment owned by third parties. We also rely on unaffiliated repair shops for many major repairs. In 2002 we implemented a new maintenance tracking, invoicing and reporting systems, which is scheduled to be fully operational at all of our terminals by the end of the second quarter of 2003.

         The following table shows the age of trailers and tractors we operated that were in service as of December 31, 2002. All numbers are approximated as of such date:

                                                                                            GREATER
                    LESS THAN                                                                THAN
TRAILERS (1)         3 YRS        3-5 YRS      6-10 YRS      11-15 YRS      16-20 YRS       20 YRS          TOTAL
------------        ---------     -------      --------      ---------      ---------       -------         -----

COMPANY                 7          534          1,450          1,383          1,184          1,638          6,196
AFFILIATE              68          322            285            127            116            175          1,093
SHIPPER-OWNED          12           79             58             66             30             31            276
                       --          ---          -----          -----          -----          -----          -----
Total                  87          935          1,793          1,576          1,330          1,844          7,565

                                                                                GREATER
                      LESS THAN                                                  THAN
TRACTORS               3 YRS         3-5 YRS        6-10 YRS      11-15 YRS     15 YRS       TOTAL
--------              ---------      -------        --------      ---------     -------      -------

COMPANY                  160            166            415           18          34            793
AFFILIATE                236            326            196           36           8            802
OWNER-OPERATORS          160            633            793          125          57          1,768
                         ---          -----          -----          ---          --          -----
Total                    556          1,125          1,404          179          99          3,363

(1) Age based upon original date of manufacture; trailer may be substantially refurbished or re-manufactured.

MARKETING

         We conduct our marketing activities at both the national and local levels. We employ geographically dispersed sales managers who market our services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrates on developing dedicated logistics opportunities. Our senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, significant portions of our marketing activities are conducted locally by our terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well positioned to identify the changing transportation needs of customers in their respective geographic areas.

CUSTOMERS

         Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as the Dow Chemical Company, Procter & Gamble, PPG Industries and E.I. Dupont. As of December 31, 2002 and 2001, approximately 85% of trade accounts receivable were due from companies in the liquid chemical and bulk food products industries, respectively. During 2002, Dow Chemical accounted for 12.6% of our total revenues. In 2001 and 2000, Dow Chemical accounted for approximately 12.5% and 7.5% of operating revenue, respectively. For the fiscal year ended December 31, 2002, our 10 largest customers accounted for 30.8% of revenues.

ADMINISTRATION

         We operate 153 facilities throughout the United States, Canada and Mexico. Company-owned and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by the QCI backhaul policy.

         From the corporate offices in Tampa, FL, management constantly monitors each terminal's operating and financial performance, safety and training record, accounts receivable and customer service efforts. Terminal managers ensure the terminals remain in strict compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. We strive to achieve uniform service and safety at all company-owned and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their region.

COMPETITION

         The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping. In 2001, a major competitor, Matlack Systems, Inc., went bankrupt and ceased operations.

         Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network and tank wash facilities.

         Our largest competitors are Trimac Transportation Services Ltd., Schneider National, Inc. and Superior Carriers, Inc; however, there are many other smaller recognized tank truck carriers, most of whom are primarily regional operators.

         We also compete with other motor carriers for the services of our drivers and owner-operators. Our overall size and our reputation for good relations with affiliates and owner-operators have enabled us to attract a sufficient number of qualified professional drivers and owner-operators.

         Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

RISK MANAGEMENT AND INSURANCE/SAFETY

         The primary insurable risks associated with our business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage in the amount of $55 million per incident, with a $5 million per incident deductible. There is no aggregate limit on this coverage.

         We currently maintain a $1 million per incident deductible for workers' compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses.

         We employ a safety and insurance staff of 18 professionals. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

ENVIRONMENTAL MATTERS

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

         Facility managers are responsible for environmental compliance. Self-audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate's operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates. Our staff includes environmental experts who develop policies and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

         As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

         We have also been named a potentially responsible party ("PRP"), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws.

         We are currently solely responsible for remediation of the following two federal Superfund sites:

         BRIDGEPORT, NEW JERSEY. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup. A groundwater remedy design has subsequently been approved by the EPA and is under consideration.

         In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. A remedial design for this remedy is currently under consideration by EPA and the State of New Jersey. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

         CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims for $33.0 million. We received $21.5 million of the settlement proceeds in late 1999 and the balance in early 2000.

         WEST CALN TOWNSHIP, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

         - pay the EPA for installation of an alternate water line to provide water to area residents;

         -        perform an interim groundwater remedy at the site; and

         - conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

         CLC has paid all costs associated with installation of the waterline. CLC has completed a groundwater study, and has submitted designs for a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater remedy is necessary. Field sampling for soil remediation and activities for the design of a soil remediation system have been completed. Soil remediation will include the use of both a low temperature thermal treatment unit and a soil vapor extraction system. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

         OTHER ENVIRONMENTAL MATTERS. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also named as co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We currently have reserves in the amount of $33.0 million for liabilities associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County, West Virginia and the other matters discussed above.

REGULATION

      As a motor carrier, we are subject to regulation. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulations.

         The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission ("ICC") operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of the DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. To this point in time adopted changes have not adversely affected interstate motor carrier operations. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agency's principal assignment is to regulate and maintain safety within the ranks of motor carriers.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirements have not adversely affected the availability of qualified drivers to us. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel. These rules have not adversely affected the availability of qualified drivers.

         Title VI of The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, largely deregulated intrastate transportation by motor carriers. This Act generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria--safety and insurance--and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been "grandfathered in" or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intra-state, we have obtained certificates or permits allowing us to operate.

         From time to time, various legislative proposals are introduced including proposals to increase federal, state, or local taxes, including taxes on motor fuels. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

SEASONALITY

         Our business is subject to limited seasonality, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of revenue equipment in colder months.

ITEM 2.  PROPERTIES

         As of December 31, 2002, QDI's operating facilities were located in the following cities:

QCI OPERATED                         QSI                             TPI                            AFFILIATE OPERATED

Albany, NY  **                       Albany, NY **                   Chicago, IL **                 Augusta, GA **
Appleton, WI                         Atlanta, GA  **                 Columbus, OH                   Baltimore, MD
Atlanta, GA **                       Augusta, GA **                  East Rutherford, NJ **         Barberton, OH **

Augusta, GA **                       Barberton, OH **                Essexville, MI **              Baton Rouge, LA
Becancour, CDN                       Baton Rouge, LA                 Greer, SC                      Beaumont, TX
Bessemer, AL                         Branford, CT **                 Kalamazoo, MI                  Bridgeport, NJ **
Branford, CT **                      Bridgeport, NJ **               Laredo, TX                     Bristol, PA
Brunswick, GA                        E. Channelview, TX              Montreal, Canada               Bristol, WI
Calvert City, KY                     W. Channelview, TX***           North Haven, CT                Chattanooga, TN **
Carteret, NJ                         Charleston, SC                  Palmer, MA **                  Chattanooga, TN **
Castleton, VT                        Charleston, WV                  Port Arthur, TX **             Cincinnati, OH
Channelview, TX                      Chattanooga, TN **              Saddle Brook, NJ               Cincinnati, OH **
N. Charleston, SC **                 Freeport, TX                    Sarnia, Canada                 Danville, IL
Charleston, SC **                    Friendly, WV **                 South Point, OH                Delaware, OH **
Chester, SC **                       Geismer, LA                                                    Dumfries, VA
Columbus, OH                         Houston, TX **                                                 Ft. Worth, TX **
Coteau du Lac, QUE **                Kalamazoo, MI **                                               Freeport, TX
E. St. Louis, IL                     Kent, WA  **                                                   Gary, IN **
Fall River, MA                       Lansing, IL                                                    Glennmoore, PA
Follansbee, WV                       Midland, MI **                                                 Grimes, IA
Fort Worth, TX                       Newark, NJ **                                                  Hagerstown, MD
Geismer, LA                          Pocatello, ID **                                               Houston, TX **
Geneva, NY                           Rahway, NJ                                                     Jacksonville, FL
Greenup, KY                          Rock Hill, SC **                                               Joliet, IL
Kalamazoo, MI **                     Salt Lake City, UT  **                                         Kansas City, MO
Kelso, WA                            San Pablo, CA **                                               Kent, WA
Kent, WA **                          Sarnia, ON                                                     Lake Charles, LA
Ludington, MI **                     Savannah, GA                                                   Lansing, IL
Mexico                               South Gate, CA                                                 Lima, OH
Midland, MI **                       Spartanburg, SC  **                                            Louisville, KY
Montreal Canada **                   Sulphur, LA                                                    Luling, LA
Newark, NJ **                        Wilmington, NC **                                              Mediapolis, IA
Oakville, ON                                                                                        Memphis, TN
Orlando, FL                                                                                         Memphis, TN
Pointe aux Trembles, PQ                                                                             Memphis, TN
Pocatello, ID **                                                                                    Mobile, AL
Richmond, CA                                                                                        Modesto, CA
Salt Lake City, UT **                                                                               Morgantown, WV **
South Gate, CA                                                                                      Nazareth, PA
St. Louis, MO                                                                                       New Castle, DE
Summit, IL                                                                                          New Castle, DE
Tonawanda, NY **                                                                                    Niagara Falls, NY
Waterford, NY                                                                                       Norfolk, VA
Wilmington, NC **                                                                                   Owensboro, KY
                                                                                                    Parker, PA **
                                                                                                    Pasadena, TX
                                                                                                    Pearsburg, VA
                                                                                                    Portland, OR
                                                                                                    Roanoke, VA
                                                                                                    Salisbury, NC
                                                                                                    St. Gabriel, LA **
                                                                                                    Savannah, GA
                                                                                                    South Point, OH
                                                                                                    Southern Cal., CA
                                                                                                    Spartenburg, SC **
                                                                                                    St. Albans, WV **
                                                                                                    Tampa, FL
                                                                                                    Thorofare, NJ
                                                                                                    Toledo, OH
                                                                                                    Triadelphia, WV
                                                                                                    Tucker, GA
                                                                                                    Warsaw, IN
                                                                                                    Williamsport, PA **

**       Indicates the terminal is owned by the Company.

***      QSI facility operated by affiliate as of November, 2002

         In addition to the properties listed above, we also own property in Croydon, PA, Syracuse, NY, and Hartford, WI. Our executive and administrative offices are located in Tampa, Florida.

Item 3.  LEGAL PROCEEDINGS

         In addition to those items disclosed under Item 1. "Business - Environmental Matters," we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our security holders during the fourth quarter of the year covered by this report.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our membership units common equity. As of December 31, 2002, all membership units of the Company were owned by QDI Inc. No distribution with respect to the membership interests of the Company has ever been paid. Future payments of distributions, if any, are limited by contractual restrictions in the Company's financing agreements. For further information regarding these contractual restrictions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         At December 31, 2002, the Company had no compensation plans (or individual compensation arrangements) pursuant to which its membership interests were authorized for issuance.

         On May 30, 2002, the Company issued $54.5 million aggregate principal amount of its 12-1/2% Senior Subordinated Secured Notes due 2008 (the "New Notes") as part of the exchange offer and consent solicitation by QDI Inc. and its subsidiaries. The Company issued the New Notes to holders of $83.9 million principal amount of QDI Inc.'s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTS) (together, the "QDI Notes") that participated in the exchange offer and consent solicitation. The Company did not receive any cash proceeds as a result of the issuance of the New Notes in the May 30, 2002 transaction. For further information regarding the May 30, 2002 exchange offer transaction, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 8 to our audited consolidated financial statements included at Item 8 of this report. The Company believes that the issuance of the New Notes in the May 30, 2002 transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

Item 6.  SELECTED FINANCIAL DATA

         The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The consolidated income statement and balance sheet information set forth below for and as of each of the years in the five-year period ended December 31, 2002 have been derived from our audited consolidated financial statements.

                                                                       YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                               1998            1999            2000           2001            2002
                                                                                          (RESTATED)(3)
                                            ---------       ---------       ---------       ---------       ---------
                                                                      (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA
Operating revenues                          $ 381,388       $ 569,597       $ 556,547       $ 510,701       $ 516,538
                                            ---------       ---------       ---------       ---------       ---------
Costs and expenses:
Operating expenses, excluding
  depreciation and amortization               330,285         491,662         491,672         448,972         457,432
Option expense                                 14,678
Depreciation and amortization                  29,402          60,556          35,281          33,410          31,823
Interest expense, net                          19,791          40,452          40,236          40,224          33,132
Transaction fees                                   --              --              --              --          10,077
Other expenses (income)                          (164)           (134)            (24)             22             126
                                            ---------       ---------       ---------       ---------       ---------
Total costs and expenses                      393,992         592,536         567,165         522,628         532,590
                                            ---------       ---------       ---------       ---------       ---------
(Loss) before taxes                           (12,604)        (22,932)        (10,618)        (11,927)        (16,052)
Provision (benefit) for income taxes           (4,201)         (6,061)         31,225           1,135           1,443
Minority interest                                 (74)            (21)             --              --              --
                                            ---------       ---------       ---------       ---------       ---------
Income (Loss) from continuing
  operations, before extraordinary
  item                                         (8,477)        (16,892)        (41,843)        (13,062)        (17,495)
Income (Loss) from discontinued
  operations, net                               1,389           1,462              56            (359)         (2,913)
                                            ---------        --------        --------        --------        --------
(Loss) before extraordinary
  item                                         (7,088)        (15,430)        (41,787)        (13,421)        (20,408)
Extraordinary item (1)                         (3,077)             --              --              --              --
                                            ---------        --------        --------        --------        --------
Loss before cumulative effect of
  a change in accounting principle            (10,165)        (15,430)        (41,787)        (13,421)        (20,408)
Cumulative effect of a change  in
accounting principle (2)                           --              --              --              --         (23,985)
                                            ---------       ---------       ---------       ---------       ---------
Net loss                                    $ (10,165)      $ (15,430)      $ (41,787)      $ (13,421)      $ (44,393)
                                            =========       =========       =========       =========       =========
OTHER DATA

Net cash and cash equivalents
  provided by operating activities          $  16,596       $   9,169       $  41,282       $   7,468       $  25,832
Net cash and  cash equivalents used
  in investing activities                    (289,275)         (8,875)        (18,721)        (34,936)         (7,169)
Net cash and cash equivalents (used
  in) provided by financing activities        271,413             674         (20,171)         27,263         (19,998)
Capital expenditures                           29,765          25,727          23,079          37,412          15,286
Number of terminals at end of Period              194             171             152             148             153
Number of trailers operated at
  end of period                                 8,003           7,625           7,526           7,737           7,565

Number of tractors operated at
  end of period                                 3,679           3,943           3,491           3,394           3,363
BALANCE SHEET DATA AT PERIOD END:
Total assets                                $ 583,246       $ 542,241       $ 453,073       $ 448,138       $ 387,265
Total indebtedness, including
  current maturities                          441,331         434,156         416,939         443,856         382,190
Redeemable securities                          17,204          13,287          15,092          17,709              --
Membership interest (6)                       (48,320)        (64,773)       (110,866)       (135,427)       (112,876)
QDI INC. BALANCE SHEET DATA AT
  DECEMBER 31, 2002
Total assets                                                                                                  387,265
Long-term indebtedness, including
  current maturities (4)                                                                                      397,613
Redeemable securities (5)                                                                                      57,660
Stockholders' deficit                                                                                        (134,696)

(1) We incurred such extraordinary item in respect of an early debt extinguishment.

(2) Adoption of FAS Statement 142 resulted in an impairment loss related to goodwill.

(3)      See Note 1 of Notes to Consolidated Financial Statements.

(4) Long-term indebtedness of QDI Inc. on a consolidated basis consists of our long-term indebtedness and $15.4 million aggregate principal amount of 12% junior subordinated paid-in-kind notes issued by QDI Inc., including note carrying value in excess of face value of $2.0 million.

(5) Redeemable securities of QDI Inc. on a consolidated basis consists of $56.5 million of 13.75% mandatorily redeemable preferred stock and $1.2 million of mandatorily redeemable common stock issued by QDI Inc.

(6) Membership interest at December 31, 2002 reflects as a capital contribution to us the value of the securities issued by QDI Inc. to the holders of the QDI notes participating in the transactions and the $10.0 million cash proceeds received by QDI Inc. in exchange for its 13.75% mandatorily redeemable preferred stock issued to Apollo.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

         Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation, such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally we also provide leasing, tank cleaning, insurance products for drivers and affiliates, and inter-modal services which are presented as other revenue.

         The principal components of our operating costs include purchased transportation, salaries, wages, benefits, tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital.

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

         Through several strategic asset purchases during the latter half of 2001, we were further able to expand our service capabilities and our geographic coverage. We intend to continue providing these core services and expand upon existing customer relationships by providing our supplementary services as well as increasing the fleet size in these markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual future experience may differ from these estimates.

         Environmental liabilities - We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. We employ a staff of environmental experts to administer all phases of our environmental programs, and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the environmental accrual.

         Accident claims reserves - We carry insurance for auto liability claims, with a $5 million per occurrence deductible as of September 15, 2002, and worker's compensation with a $1 million per accident deductible. For cargo claims, we are self-insured. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the accident claims reserves.

         Revenue recognition - Transportation revenues and related costs are recognized on the date the freight is delivered or the tank wash performed. Other operating revenues, consisting primarily of lease revenues from affiliates, independent operators and third parties, are recognized as earned.

         Allowance for uncollectible receivables - The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. This analysis requires us to make significant estimates, and changes in facts and circumstances and the economic environment could result in material changes in the allowance for uncollectible receivables.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets" (Statement
142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in a decrease in the net loss of $3.9 million for the year ended December 31, 2002. Under Statement 142, goodwill is subject to an annual impairment test. We completed our initial impairment test during 2002. During our initial impairment analysis of goodwill, we determined that approximately $4.6 million of goodwill had been classified as an offset against accounts payable and accrued expenses. These amounts have been reclassified into goodwill during 2002. As a result of our initial impairment test, an impairment adjustment of $24.0 million was charged to earnings as a cumulative effect of a change in accounting principle at January 1, 2002. There were several factors that led to the conclusion that an impairment charge was warranted. These factors included several consecutive years of declining base business revenues and operating losses, an uncertain economic environment exacerbated by the events of September 11, 2001, increased insurance costs for the foreseeable future and the highly leveraged nature of the Company. No tax benefit was recorded in connection with this charge. The fair value was determined based on a combination of prices of comparable businesses and present value techniques.

         In July 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations, which requires that companies recognize a liability for retirement obligations of long-lived assets in the period the liability occurs. This pronouncement is effective for fiscal years beginning after September 15, 2002. We do not anticipate any significant impact on our financial results from adoption of this standard.

         In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121. We currently assess whether there has been impairment of long-lived assets and certain intangibles in accordance with SFAS 121 and have continued to do so under the guidance provided by SFAS 144 in 2002

         In September 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities not covered under SFAS 144 and also supercedes EITF 94-3. This pronouncement is effective for activities initiated after December 31, 2002. We do not anticipate any significant impact on our financial results from adoption of this standard.

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We are not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on our financial position or results of operations.

         On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-based Compensation--Transition and Disclosure--an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for us. The new interim disclosure provisions will be effective for us in the first calendar quarter of 2003.

         On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest on (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We do not expect the adoption of this standard to have any impact on the financial position and results of operations.

RESULTS OF OPERATIONS

         During the second quarter of 2002, the Company sold the Levy petroleum division and closed the Levy mining operation, as well as closed Bulknet, our internet-based load brokerage subsidiary. Revenue and operating expenses in the following discussion have been adjusted to remove the revenues and expenses associated with the operations of these divisions.

         The consolidated financial statements as of and for the year ended December 31, 2001 have been restated to reflect the correction of a clerical error and establish a reserve for incurred but not reported insurance losses relating to a subsidiary that markets insurance products. This correction resulted in a decrease in net income of approximately $1 million. All financial data in this section has been restated to reflect the correction of the error.

         In addition, we reclassified our insurance subsidiary's premium revenue and insurance loss expenses to a gross basis versus a net basis for 2000 and 2001. The impact of those reclassifications increased both other revenue and insurance claims expense by $3.1 million and $2.4 million for 2000 and 2001, respectively.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         The chemical industry overall remained weak for most of 2002, continuing a decline that started in the third quarter of 2000. Total revenues for 2002 were $516.5 million, an increase of $5.8 million or 1.1% compared to 2001 revenues. Transportation revenue increased by $3.1 million or .7% compared to 2001. The increase in transportation revenue is partially attributable to business acquired through strategic asset purchases in the last half of 2001 that was retained throughout 2002 ($7.3 million), offset by lower fuel surcharge for the year ($4.5 million). New business gains and insurance surcharge revenue accounted for $0.3 million of the net revenue increase in 2002. Non-trucking revenue increased by $2.8 million or 4.2% in 2002 versus 2001 primarily due to acquisitions during 2002 and the second half of 2001 by QSI, our tank-wash subsidiary.

         We operated 153 terminals at December 31, 2002 compared to 148 terminals at December 31, 2001. The increase is the result of strategic new affiliate terminals opened in 2002, and new transload operations, offset by further consolidation and rationalization of terminals from cost cutting measures in response to decreased demand.

         We operated a total of 7,565 trailers and 3,363 tractors at the end of 2002 compared to 7,737 trailers and 3,394 tractors for year ended December 31, 2001. The decline in tractors, many of which are owned by owner-operators, is largely due to the sale of older equipment, and disposal of the Canadian petroleum division, partially offset by new tractor purchases in the fourth quarter of 2002. The decrease in trailers is due to better equipment utilization allowing for the disposals of older equipment, plus the disposal of our Levy petroleum division.

         Operating expenses, excluding depreciation and amortization, totaled $457.4 million in 2002, an increase of $8.4 million or 1.9% from 2001. The increase in operating expenses was primarily attributable to higher purchased transportation, driver compensation and insurance costs. Purchased transportation increased $3.2 million as a result of the addition of several new affiliate operations added in 2002. Driver wages and benefits increased by $2.1 million due primarily to escalating group health costs and workers compensation premiums. Also significantly contributing to the operating expense increase was insurance claims expense, which increased $1.7 million or 14.3% versus 2001. These costs were negatively impacted by higher premiums due to a tight insurance market, which was exacerbated by the events of September 11, 2001. Fuel expense for company operations was $0.2 million lower in 2002 reflecting overall lower annual fuel cost and conversions to affiliate locations. Additionally, selling and administrative expense in 2002 includes a $6.4 million charge to increase the reserve for uncollectible accounts, due to increased collection efforts on trade receivables and receivables from terminated owner-operators and affiliates. Selling and administrative cost also include a benefit from a $6.0 million reduction in environmental liabilities reflecting lower than anticipated environmental clean-up costs. Selling and administrative expenses increased by $0.5 million as a result of our initiation of an aggressive campaign on both driver retention and recruiting. Additionally, in 2002 we increased our credit and collection staffing in an effort to improve cash flow and decrease our days sales outstanding (DSO).

         Our operating expenses have been impacted by several charges in both 2002 and 2001. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $1.8 million and $1.0 million in 2002 and 2001, respectively. In addition we had charges related to the prior operations of CLC of $2.3 million and $2.4 million in 2002 and 2001, respectively, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998.

         Depreciation and amortization totaled $31.8 million for 2002 versus $33.4 million in 2001. The decrease is attributable to the implementation of FAS 142 in 2002 which eliminated the amortization of goodwill ($3.9 million) and to tractor and trailer equipment acquired at the time of the merger with CLC that became fully depreciated in 2002. These decreases were partially offset by depreciation related to higher capital spending on computer related infrastructure and acquisitions of equipment in 2002 and the end of 2001.

         Total operating expenses, including depreciation and amortization as a percentage of revenue, the "operating ratio," increased to 94.7% in 2002 versus 94.5% in 2001. Excluding the charges and restructuring mentioned above, our operating ratio would have increased to 93.9% versus 93.8% in 2001, due largely to the increases in insurance and benefit costs.

         Interest expense was $33.1 million in 2002 versus $40.2 million during 2001. The reduction in interest expense was the result of an exchange offer consummated during the second quarter of 2002 which reduced our overall level of indebtedness. For a discussion of the Exchange Offer, see note 8 to the consolidated financial statements included elsewhere in this document. In connection with the Exchange Offer, we recorded $10.1 million in transaction fees, including the write-off of existing unamortized fees from prior credit amendments.

         Discontinued operations accounted for a $1.4 million loss and $0.4 million loss in 2002 and 2001 respectively. The discontinued operations consisted of the sale and disposal of the Canadian petroleum and mining divisions of Levy, and the closure of Bulknet, our internet-based load brokerage subsidiary. We incurred a $1.6 million loss on the ultimate disposition of the operations, due largely to the write-off of goodwill, sale of assets associated with the Canadian petroleum and mining division and write down of all software and development costs at Bulknet.

         During 2002 there was a change in accounting principle to recognize the impairment of goodwill relating to implementation of FAS 142 of $24.0 million. See note 3 to the consolidated financial statements for further discussion.

         Income tax expense for 2002 was $1.4 million versus $1.1 million for 2001.

         Our net loss after discontinued operations was $44.3 million for 2002 versus $13.4 million for 2001 for the reasons outlined above.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues for 2001 were $510.7 million, a decrease of $45.8 million or 8.2% compared to 2000 revenues. The revenue decline was largely attributable to the sustained weak industrial production demand that began in the third quarter of 2000 and has continued dropping throughout 2001. This decline in demand for bulk transportation services was due to the overall slowing economic conditions, downsizing and consolidation in the U.S. chemical industry, and increased competition from other forms of transportation such as rail. This environment has also intensified pricing competition in the bulk transportation industry. In addition, the terrorist attack on the World Trade Center and other locations on September 11, 2001, pushed overall demand lower in the fourth quarter of 2001. The revenue decline was mitigated by new business of $36 million and business acquired through strategic asset purchases in 2001 of $8.7 million. The 2000 results include $15.7 million of fuel surcharge versus $11.9 million in 2001. This decline reflects both overall volume decreases and the drop in fuel prices towards the end of 2001. We instituted an insurance surcharge in October 2001 in response to dramatically rising insurance costs.

         We operated 148 terminals at December 31,2001 compared to 152 terminals at December 31, 2000. The reduction is the result of further consolidation and rationalization of terminals from cost cutting measures in response to demand, offset by strategic new terminals acquired in 2001.

         We operated a total of 7,737 trailers and 3,394 tractors at the end of 2001 compared to 7,526 trailers and 3,491 tractors for year ended December 31, 2000. The decline in tractors, many of which are owned by owner-operators, is largely due to lower demand, offset by new tractor purchases in 2001. The increase in trailers is due to several strategic asset purchases made in 2001, offset by disposals of older equipment.

         Operating expenses, excluding depreciation and amortization, totaled $449.0 million in 2001, a decrease of $42.7 million or 8.7% from 2000. This decrease in operating expenses was largely due to the lower shipment volume in 2001 that resulted in lower purchased transportation, compensation and other operating costs due to personnel reductions and cost control. In addition, in 2001 we converted several less profitable terminals to affiliate operations. Together, these factors resulted in reducing our driver wages ($1.0 million) and reducing purchased transportation expense for owner-operators ($29.0 million). These decreases were offset by net increases in purchased transportation for affiliates ($6.6 million) due to the conversions and the pass through payments of fuel surcharge.

         Cost cutting initiatives, volume related declines and the conversion of our terminals to affiliate operations reduced overall compensation and benefit expense in 2001 compared to 2000 by ($6.0 million, or 8.3%), as well as selling and administrative costs ($3.8 million, or 21.8%). Fuel, supplies and maintenance decreased $4.0 million in 2001. This decrease was largely the result of ($1.0 million) decrease in our fuel expense due to fuel prices dropping during the second half of the year, plus demand declines. Other volume related operating expenses declined, including declines in tank wash expense of ($1.8 million) and equipment maintenance and other expenses ($1.2 million). Insurance and claims increased ($0.5 million) as a result of new vehicle and workers compensation insurance policies starting in the third quarter of 2001. These higher insurance costs reflect the current unfavorable insurance market for the trucking industry. We were able to recoup a portion of these increased costs through implementation of an insurance surcharge.

         Our operating expenses have been impacted by several charges in both 2001 and 2000. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $1.0 million and $3.2 million in 2001 and 2000, respectively. In addition, we had charges related to the prior operation of CLC of $2.4 million and $6.7 million in 2001 and 2000, respectively. These expenses related primarily to pre-merger accounts receivable, poor experience on pre-merger insurance claims and other expenses associated with the operations of the predecessor companies prior to the merger in 1998. Excluding these charges, operating expenses would have declined $38.1 million in 2001 versus 2000.

         Depreciation and amortization totaled $33.4 million for 2001 versus $35.3 million in 2000. The decrease is attributable to tractor and trailer equipment acquired at the time of the merger with CLC that became fully depreciated in 2001, offset by higher capital spending on computer related infrastructure and acquisitions of equipment in 2001.

         Total operating expenses, including depreciation and amortization, as a percentage of revenue decreased to 94.5% of revenue in 2001 compared to 94.7% of revenue in 2000. Excluding the charges and restructuring mentioned above, the operating ratio would have increased in 2001 to 93.8% versus 92.9% in 2000. This increase largely relates to the revenue decline in 2001 and the impact on our fixed costs, along with increases in insurance expense incurred in 2001.

         Interest expense remained unchanged at $40.2 million during 2001 compared to 2000. This was the result of lower interest rates on variable term debt that were offset by losses on interest rate swaps on that debt, and additional expenses associated with amending the credit agreement and increased borrowing. Total debt increased in 2001 by $26.9 million primarily to finance strategic terminal and tank wash assets purchased in several areas of the country.

         Income tax expense for 2001 was $1.1 million versus $31.2 million for 2000. In 2000, we established a $32.6 million valuation allowance on net deferred tax assets as a result of cumulative losses in recent years.

         Our net loss after discontinued operations was $13.4 million for 2001 versus $41.8 million loss in 2000. The decrease in the net loss was due primarily to the valuation allowance on net deferred tax assets and the charges in 2000 discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement becomes due in June of 2004. We generated $41.3 million, $7.5 million and $25.8 million from operating activities in 2000, 2001 and 2002, respectively. The increase in cash provided by operating activities in 2002 reflects a decrease in Days Sales Outstanding ("DSO") of accounts receivable during 2002 largely as a result of our increased collection efforts, and timing of payments on our self-insured auto claims and accounts and brokers payable. In 2000, we received $11.0 million of insurance proceeds for environmental claims.

         Capital expenditures totaled $23.1 million, $37.4 million and $15.3 million in 2000, 2001 and 2002, respectively. As of December 31, 2002, we were committed to purchase tractors for $2.0 million. In 2001, several major asset purchases occurred including West Coast terminals and new tank wash facilities totaling approximately $14.7 million. In 2002, capital was used to complete the purchase of our new dispatch system and other computer infrastructure, new tractors and a tank wash facility. Net cash used in investing activities in 2000, 2001 and 2002 was $18.7 million, $34.9 million and $7.2 million, respectively. In 2002, we recognized proceeds of approximately $4.3 million in connection with our disposal of the petroleum and mining divisions of Levy.

         Net cash (used in) or provided by financing activities was ($20.2 million); $27.3 million and ($20.0 million) in 2000, 2001 and 2002, respectively. The use of cash in 2002 is a result of paying down our revolving debt and from transaction fees associated with the Exchange Offer. In 2001, we reached an agreement with a minority interest shareholder to repurchase shares of CLC preferred stock for the stated value of $2.6 million plus associated cost. In 2001, we increased our total debt by $26.9 million to finance the strategic asset purchases described above.

         In 1998, our parent QDI Inc. was capitalized with $140.0 million principal amount of QDI Notes, a $360.0 million credit agreement, $68.0 million in equity investments by Apollo, other institutional investors and members of our management and $31.9 million in preferred and common equity investments by certain of our shareholders, including Apollo. Upon consummation of the CLC merger, CLC and its subsidiaries became guarantors of the QDI Notes and guarantors under our credit agreement. Our credit agreement currently provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2004, a seven-year $105.0 million Tranche B Term Loan maturing on August 28, 2005, a $90.0 million Tranche C Term Loan maturing on February 28, 2006, Tranche D Loan of $15 million, maturing on March 2, 2006 and a $75 million revolving credit facility available until June 9, 2004. The proceeds from the December 2001 Tranche D Loan were used to pay down $5 million each on the Tranche A, B and C loans. On December 31, 2002 our total borrowing under the credit agreement, including current maturities, was $286.7 million and we had $26.9 million available for borrowings under the revolving credit facility. At December 31, 2002 a 1 point change in our variable interest bearing debt would result in an annual $2.9 million change in our interest expense.

         Our credit agreement includes financial covenants which require certain ratios to be maintained. In 2001, a default, for which we received a waiver in October 2001, occurred with respect to the financial covenants in the credit agreement. In addition, during 2001 we separately amended our credit agreement on June 4, 2001 and on December 14, 2001, to, among other things, modify our financial covenants.

         On April 5, 2002, we entered into a fifth amendment (the "Fifth Amendment") to our credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003, and further amended those financial covenants through the date of the final maturity of our credit agreement in 2005. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement.

The revised financial covenants in the Fifth Amendment consist of the following:

- The Company must maintain a ratio of consolidated EBITDA to consolidated interest expense of at least 1.75:1 for the twelve-month period ended June 30, 2002. Thereafter, the minimum consolidated interest coverage ratio we are required to maintain increases in various amounts until the twelve-month period ending December 31, 2005 when it becomes 2:15:1 for such period.

- The Company must maintain a ratio of consolidated senior debt to consolidated EBITDA of no more that 4.80:1 for the twelve-month period ended June 30, 2002. thereafter, the minimum leverage ratio the Company is allowed decreases in various amounts until the twelve-month period ending December 31, 2005, when it becomes 3.50:1.

         As of December 31, 2002, the Company was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under "--Forward-Looking Statements and Certain Considerations." Although there can be no assurance, the Company currently believes that it will be in compliance with the financial covenants in the credit agreements through December 31, 2003.

         In 2002, QDI Inc. and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated as of April 10, 2002, as supplemented May 10, 2002 by Supplement No. 1 thereto dated as of May 10, 2002 (as so supplemented, the "Offering Memorandum"):

         - commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.'s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term

                  Securities due 2006 (FIRSTS) (together, the "QDI Notes") for a combination of certain debt and equity securities, including the 12 1/2% Senior Subordinated Secured Notes due 2008 of the Company (the "New Notes");

         - commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI Notes to eliminate many of the restrictive covenants contained in that indenture; and

         - entered into lock-up agreements with certain affiliates of Apollo Management, L.P., the Company's controlling stockholder ("Apollo"), certain affiliates of Ares Management, L.P. ("Ares") and certain members of QDI Inc.'s management, who respectively held $29.5 million, $22.5 million and $1.0 million aggregate principal amount of the QDI Notes.

         The exchange offer for the QDI Notes and the consent solicitation were consummated on May 30, 2002 (the "Exchange Offer"). On such date, QDI Inc. accepted for exchange $61.4 million aggregate principal amount of the QDI Notes (excluding the $53.0 million aggregate principal amount of the QDI Notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI Notes tendered, a combination of debt and equity securities consisting of:

         - $650 principal amount of the Company's 12 1/2% Senior Subordinated Secured Notes due 2008 (the "New Notes");

         - $150 principal amount of QDI Inc.'s 12% Junior Subordinated Pay-in-Kind Notes due 2009 (the "QDI Junior PIK Notes" and;

         - 2.0415 warrants, each to purchase one share of QDI Inc.'s common stock at an exercise price of $5 per share.

         Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI Inc.'s management, on May 30, 2002:

         - Ares exchanged its QDI Notes for the same combination of debt and equity securities indicated above for tendering holders;

         - Apollo and QDI Inc.'s management group exchanged their respective QDI Notes for shares of QDI Inc.'s 13.75% preferred stock; and

         - Apollo purchased for cash an additional $10 million of QDI Inc.'s 13.75% preferred stock, all of the proceeds of which were used by QDI to retire certain borrowings under our credit agreement for which Apollo had provided credit support.

         In connection with the formation of the Company, all equity and obligations of QDI Inc. were treated as additional paid-in capital of the Company.

         As a result of the transactions, on May 30, 2002, the Company issued $54.5 million aggregate principal amount of its New Notes to the holders of QDI Notes participating in the transactions and to Ares. The New Notes are guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Company's obligations under the New Notes and the guarantor's obligations under the guarantees are secured by a second priority lien, subject to certain exceptions, on all of the Company's domestic assets and the domestic assets of the guarantors that secure the credit agreement and the interest rate protection and other hedging agreements permitted thereunder, excluding capital stock and other securities owned or held by the Company or the Company's existing and future subsidiaries. The New Notes bear interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum is payable in cash and 5 1/4% per annum is payable in kind, subject to increases in the cash portion if total leverage ratio or senior leverage ratio targets are met.

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

         In connection with the Exchange Offer, deferred debt issue costs relating to the fourth amendment of our credit agreement totaling approximately $4.2 million and legal and advisory fees relating to the Exchange Offer totaling approximately $5.9 million were recorded as transaction expenses.

         Our primary cash needs consist of capital expenditures and debt service under our credit agreement and the New Notes. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

         We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

         While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months. The following is a schedule of our long-term contractual commitments, including current portion of our long-term indebtedness at December 31, 2002, over the periods we expect them to be paid (dollars in thousands).

                                            BALANCE
                                          AT 12/31/02       2003           2004            2005           2006           AFTER
                                          -----------      ------        --------        --------        -------        -------

Operating leases                                 --        $3,150        $  2,072        $  1,759        $ 1,190        $    --
Unconditional purchase commitment                --         2,000              --              --             --          2,000
Total indebtedness, including
  capital lease obligations                $368,934         3,251         107,725         132,070         69,808         56,080
                                           --------        ------        --------        --------        -------        -------
Total                                      $368,934        $8,401        $109,797        $133,829        $70,998        $58,080
                                           ========        ======        ========        ========        =======        =======

         Additionally we have $33.0 million of environmental liabilities, $17.6 million of pension plan and other long term insurance claim obligations and $22.1 million in letters of credit outstanding we expect to pay out over the next five to seven years.

         The transactions that occurred on May 30, 2002 significantly changed our capital structure and long-term contractual commitments from those that existed on December 31, 2001. In particular, the transactions reduced our overall level of indebtedness by exchanging $114.4 million principal amount of the QDI notes which were outstanding at December 31, 2001 for approximately $54.5 million principal amount of the new notes issued by us and the following securities issued by our parent, QDI Inc.: approximately $14.8 million of 12% Junior Subordinated Pay-in-Kind Notes due 2009; approximately $30.5 million of 13.75% preferred stock; and warrants to purchase 171,282 shares of QDI Inc. common stock. Further, indebtedness outstanding under our credit agreement was reduced by $10 million with the cash proceeds received by QDI Inc. from the issuance of additional shares of 13.75% preferred stock. The transactions also had the effect of reducing our annual cash debt service requirements because the New Notes bear interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum is paid in cash and 5 1/4% per annum is paid in kind in the form of additional notes, subject to certain exceptions.

         The following is a schedule of our indebtedness, exclusive of capital lease obligations, at December 31, 2002 over the periods we expect them to be paid (dollars in thousands). With respect to the New Notes, the schedule reflects the $54.5 million principal amount of notes originally issued on May 30, 2002 and the $20.1 million principal amount of new notes to be issued as payable-in-kind interest accruing at the assumed rate of 5 1/4% per annum from May 30, 2002 to June 15, 2008, but it does not reflect the cash interest that accrues on the New Notes.

                               OUR CREDIT AGREEMENT
           -------------------------------------------------------
           TRANCHE A   TRANCHE B   TRANCHE C  TRANCHE D   REVOLVER  QDI NOTES      NOTES        TOTAL
           ---------   ---------   ---------  ---------   --------  ---------     -------     --------

2003        $   846     $   985     $   846                                                   $  2,677
2004         79,896         984         845               $26,000                              107,725
2005                     92,227      39,843                                                    132,070
2006                                 39,208    $5,000                $25,600                    69,808
Thereafter                                                                        $74,587       74,587
            -------     -------     -------    ------     -------    -------      -------     --------
            $80,742     $94,196     $80,742    $5,000     $26,000    $25,600      $74,587     $386,867
            =======     =======     =======    ======     =======    =======      =======     ========

         If our operating cash flow and borrowings under our revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we will be required to seek alternative plans. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we may default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit agreement, and the debt under our credit agreement or the indenture were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, including the New Notes, and we may be forced into bankruptcy. In a bankruptcy proceeding, our creditors could challenge the issuance of the New Notes or the New Notes guarantees as preferential transfers or fraudulent conveyances, respectively. If such challenges are successful, holders of New Notes could become unsecured creditors of ours and their claims against us could be subordinated to claims of creditors of our subsidiaries.

         As a holding company with no significant assets other than ownership of 100% of our membership units, QDI Inc. also depends upon our cash flows to service its debt. QDI Inc. is substantially more leveraged than us. At December 31, 2002, QDI Inc.'s consolidated long-term indebtedness, which consists primarily of our long-term indebtedness, the QDI Inc. notes and the QDI Junior PIK Notes was $397.6 million. In addition, the amount outstanding at the aggregate liquidation preference of QDI Inc.'s 13.75% preferred stock, which is mandatorily redeemable on September 15, 2006, was $56.5 million and QDI Inc. also had $1.2 million of redeemable common stock. The following is a schedule of QDI Inc.'s consolidated long-term contractual commitments, including the current portion of long-term indebtedness, at December 31, 2002 over the period in which they are required to be paid (dollars in thousands):

                12% JUNIOR
               SUBORDINATED    MANDATORILY                       TOTAL
                 PAY-IN-        REDEEMABLE        QD LLC         QDI INC.
               KIND NOTES       SECURITIES     COMMITMENTS    CONSOLIDATED
               ------------    -----------     -----------    ------------

2003                             $ 1,209         $  2,677        $  3,886
2004                                              107,725         107,725
2005                                              132,070         132,070
2006                              56,450           69,808         126,258
Thereafter       $26,753                           74,587         101,340
                 -------         -------         --------        --------
                 $26,753         $57,659         $386,867        $471,279
                 =======         =======         ========        ========

         QDI Inc.'s 12% Junior PIK Notes become due on June 15, 2009 and bear interest at a rate of 12% per annum, of which 1% per annum is payable in cash and 11% per annum is payable in kind. The schedule reflects $12.6 million principal amount of QDI Junior PIK Notes originally issued and $14.2 million principal amount of new QDI Junior PIK Notes to be issued as payable-in-kind interest accruing at the rate of 11% per annum from May 30, 2002 to June 15, 2009, but it does not reflect the cash interest that accrues on the QDI Junior PIK Notes. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2002 and ending on June 15, 2009. The annual cash interest payments range from $120,000 in 2002 to $250,000 in 2008. Neither we nor any of our subsidiaries guarantee any of QDI Inc.'s obligations under the QDI Junior PIK Notes.

         QDI Inc's mandatorily redeemable securities consist of $56.5 million of 13.75% mandatorily redeemable preferred stock, which becomes due on September 15, 2006 and $1.2 million of redeemable common stock, which is redeemable upon the stockholder's put right anytime after June 15, 2002. The redemption amount for the redeemable common stock is based on a fair market value calculation set forth under the terms of the agreement. Neither we nor any of our subsidiaries guarantee any of QDI Inc.'s obligations under the mandatorily redeemable preferred stock or the redeemable common stock.

         Our ability to make distributions to QDI Inc. is restricted by the covenants contained in our credit agreement and the indenture. However, Apollo as the controlling shareholder of QDI Inc. may have an interest in pursuing reorganizations, restructurings or other transactions involving us and QDI Inc. that, in their judgment, could enhance their equity investment even though those transactions might involve increasing our leverage or impairing our creditworthiness in order to decrease QDI Inc.'s leverage. While the restrictions in the indenture cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture may not afford the holders of the New Notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. Although QDI Inc. has no current intention to engage in these types of transactions, there can be no assurance it will not do so in the future if permitted under the terms of the credit agreement and the indenture.

 FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

         This report along with other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report, and in any subsequent filings made by the Company with the Commission other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and
(iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "may," "will," "should," "seeks," "plans," "intends," "anticipates," or "scheduled to" or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

         Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors identified in the Company's Registration Statement on Form S-4 (No. 333-98077) and the additional factors set forth below

         Substantial Leverage- We are highly leveraged, which may restrict our ability to fund or obtain financing for working capital, capital expenditures and general corporate purposes, making us more vulnerable to economic downturns, competition and other market pressures.

         Ability To Extend Revolver Maturity Under Credit Agreement- Our revolving credit agreement becomes due in June 2004 and there are no assurances that we will be able to refinance this obligation. Our liquidity would be materially adversely affected if we did not have borrowing availability under a revolving credit facility and had to rely solely on our cash flow from operating activities.

         Economic Factors- The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, and downturns in customer's business cycles and shipping requirements.

         Dependence on Affiliates and Owner-Operators- A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining, or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

         Regulation- We are regulated by the United States Department of Transportation ("DOT") and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that we violated applicable laws or regulations could materially adversely affect our business and operating results.

         Environmental Risk Factors- We have material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While we make significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not have a material adverse effect on us. See "Business - Environmental Matters" for a discussion of the environmental and regulatory risks to which we are exposed.

         Claims Exposure- We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and worker's compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers compensation for periods after September 15, 2002. From January 1, 2002 through September 14, 2002 we carried a $2 million deductible for auto liability insurance. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

         Future War/Anti-Terrorism Measures - In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. Such existing measures and future measures may have significant costs which a motor carrier, such as us, is required to bear. In addition, war or risk of war may also have adverse effect on the economy and our business and on our ability to raise capital if the financial markets are impacted.

         Other important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

         We utilize derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contacts. All derivative instruments held by us are designated as hedges, and accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counter parties to these financial instruments; however, counter parties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

         We had approximately $294 million and $344 million of variable interest debt outstanding at December 31, 2002 and 2001, respectively. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt during 2001. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. As of December
31, 2002, there were no outstanding interest rate swaps.

         On February 26, 2001, we entered into swap agreements on $30 million and $100 million of our variable interest rate debt. The Company paid counter parties interest at fixed rates of 4.96% and 5.155%. The latter is retroactive to January 1, 2001. Counter parties paid the Company interest at a variable rate equal to LIBOR. These agreements matured and renewed every three months and terminated on August 1, 2002 and July 2, 2002, respectively.

         On March 21, 2001, we entered into a swap agreement on $30 million of our variable interest rate debt. The Company paid counter parties interest at a fixed rate of 4.765%. Counter parties paid the Company interest at a variable rate equal to LIBOR. This agreement matured and renewed every three months and terminated September 22, 2002.

         At December 31, 2001, we had interest rate swaps with a notional amount of $160 million. The notional amount does not represent a measure of exposure of the Company. At December 31, 2002 there were no active swap agreements with the Company.

         At December 31, 2001, we entered into short-term foreign currency agreements to exchange US dollars (US $0.3 million) for Canadian dollars (CN $0.48 million). The purpose of these agreements was to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at a 1.59% fixed exchange rate. The market risk based upon a 10% fluctuation in the exchange rate is immaterial. At December 31, 2002, there were no active foreign currency hedge agreements.

         At December 31, 2002, a 1 point rate change in our variable interest bearing debt would result in an annual $2.9 million change in our annual interest expense.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of December 31, 2002 with respect to the members of our board of managers and our executive officers, who also hold the same positions with our parent, QDI Inc.:

NAME                           AGE                        POSITION
----                           ---                        --------

Thomas L. Finkbiner             50           Manager, Chairman of the Board, President,  Chief
                                             Executive Officer
Samuel M. Hensley               41           Senior Vice President and Chief Financial Officer
Virgil T. Leslie                47           Executive Vice President and General Manager
Keith J. Margelowsky            47           Senior Vice President of Performance Planning
Michael A. Grimm                55           Executive Vice President--Affiliate Relations
Charles J. O'Brien              64           Manager
Richard J. Brandewie            48           Manager
Joshua J. Harris                38           Manager
Michael D. Weiner               49           Manager
Robert H. Falk                  64           Manager
Marc J. Rowan                   40           Manager
John H. Kissick                 60           Manager
Marc E. Becker                  30           Manager
Donald C. Orris                 61           Manager

         Our managers hold office until their successors have been elected and qualified, or, if earlier, upon their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Managers.

         THOMAS L. FINKBINER became our President, Chief Executive Officer and a member of our Board of Managers on May 14, 2002, and became our Chairman on June 19, 2002. Mr. Finkbiner has been employed by QDI Inc. since November 1999 as its President and Chief Executive Officer. He has been a director of QDI Inc. since March 2000. Prior to his employment by QDI Inc., he was Vice President, Intermodal for Norfolk Southern Corporation from 1987-1999, Vice President of Marketing and Administration and Vice President of Sales for North American Van Lines (then an operating subsidiary of Norfolk Southern) from 1981-1987. Prior to these positions he held various sales and management positions with Airborne Freight Corporation and Roadway Express, Inc. from 1976-1981. Mr. Finkbiner serves as Chairman of the Board of Directors for Intermodal Transportation Institute, University of Denver. He is a director of Pacer International, Inc.

         SAMUEL M. HENSLEY became our Senior Vice President and Chief Financial Officer on October 31, 2002. Prior to his employment with us and QDI Inc., Mr. Hensley served as Vice President, Chief Financial Officer and Treasurer for Cendian Corporation, a global logistics and distribution services company for the chemical industry, since 2000. From 1993 to 2000, he was Corporate Controller for Georgia Gulf Corporation, a manufacturer of commodity and specialty chemicals. Prior to these positions, he had various senior positions with Arthur Andersen LLP from 1983 to 1993.

         VIRGIL T. LESLIE became our Senior Vice President of Sales and Marketing on May 14, 2002. Mr. Leslie joined QDI Inc. in April 2000 as Senior Vice President of Sales and Marketing. Prior to joining QDI Inc., he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

         KEITH J. MARGELOWSKY became our Senior Vice President of Performance Planning on May 14, 2002. Mr. Margelowsky joined QDI Inc. in April 2000 as Senior Vice President of Performance Planning and is responsible for improving QDI Inc.'s systems, procedures and capabilities. Prior to joining QDI Inc., he led the marketing effort for Werner Logistics. He was with Werner since 1992 and has extensive pricing and costing experience. His early experience includes five years in LTL and eleven additional years in truckload with North American Van Lines and National Freight.

         MICHAEL A. GRIMM became our Executive Vice President--Affiliate Relations on May 14, 2002. Mr. Grimm joined QDI Inc. in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. by Montgomery Tank Lines, then serving as Senior Vice President of Sales. Prior to his association with QDI Inc. he served in various positions with O'Boyle Tank Lines.

         CHARLES J. O'BRIEN, JR. became a member of our Board of Managers on May 14, 2002 and was our Chairman from such date until June 19, 2002. Mr. O'Brien joined QDI Inc. in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. He was also elected to the Board of Directors of QDI Inc. at that time. From 1991 through November 1999 he served as QDI Inc.'s President and Chief Executive Officer and served as its Chairman of the Board from September 1998 to June 2002. Prior to joining QDI Inc., he was a controlling shareholder of Quality-O'Boyle, Inc. from January 1977 to February 1989. Prior to his association with Quality-O'Boyle, Inc., he held various positions with Matlack Systems, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company. As of August 3, 2001, he is operating as an affiliate of QDI Inc. at two trucking terminals.

         RICHARD J. BRANDEWIE became a member of our Board of Managers on May 14, 2002. Mr. Brandewie is a managing general partner of Ballast Point Ventures, a venture capital partnership. He has served as a director of QDI Inc. and its predecessor, MTL Inc. from 1988 to the present. He had also previously been employed by QDI Inc. or its predecessor, MTL Inc. as its Senior Vice President, Chief Financial Officer and Treasurer from June 1992 through June 2000. Prior to joining QDI Inc. Inc., he served as a General Partner of South Atlantic Venture Funds I & II, where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan

Investment Fund and MBW Venture Partners. He also served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979.

         JOSHUA J. HARRIS became a member of our Board of Managers on May 14, 2002. Mr. Harris has been a director of QDI Inc. since June 1998. Mr. Harris is a partner of Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Florsheim Group, Inc., NRT, Incorporated, Breuners Home Furnishings Corporation, Pacer International, Inc., Resolution Performance Products, Inc., Resolution Performance Products LLC and Clark Retail Enterprises, Inc

         MICHAEL D. WEINER became a member of our Board of Managers on May 14, 2002. Mr. Weiner has been a director of QDI Inc. since June 1998. Mr. Weiner is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and certain affiliates of Apollo since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financing, and corporate and commercial transactions. Mr. Weiner is also a director of NRT, Incorporated, and Florsheim Group, Inc.

         ROBERT H. FALK became a member of our Board of Managers in June of 2002. Mr. Falk is a partner of Apollo. Prior to joining Apollo in 1992, Mr. Falk was a senior partner in the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Falk serves on several boards of directors including Samsonite Corporation and Compass Minerals Group, Inc.

         MARC J. ROWAN became a member of our Board of Managers on May 14, 2002. Mr. Rowan has been a director of QDI Inc. since June 1998. Mr. Rowan is a principal of Apollo and has served as a Vice President of Apollo Management and certain affiliates of Apollo since 1990. From 1985 until 1990, Mr. Rowan was with Drexel Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc., AMC Entertainment, National Financial Partners Corporation, Rare Medium Group, Inc., Samsonite Corporation, Wyndham International, Inc. and NRT, Incorporated.

         JOHN H. KISSICK became a member of our Board of Managers on May 14, 2002. Mr. Kissick has been a director of QDI Inc. since June 1998. Mr. Kissick has been a principal since 1991 of Apollo Management and certain affiliates of Apollo. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, an investment advisory firm. Prior to 1990, Mr. Kissick served as a Senior Executive Vice President of Drexel Burnham Lambert Incorporated, where he began work in 1975, heading its Corporate Finance and High Yield Bond Departments. Mr. Kissick is also a director of Florsheim Group, Inc.

         MARC E. BECKER became a member of our Board of Managers on May 14, 2002. Mr. Becker has been a director of QDI Inc. since June 1998. Mr. Becker has been associated with Apollo Management, L.P. since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corporation, Pacer International, Inc. and WMC Mortgage Corp.

         DONALD C. ORRIS became a member of our Board of Managers on May 14, 2002. Mr. Orris has been a director of QDI Inc. since 1999. Mr. Orris has been Chairman, President and Chief Executive Officer of Pacer International, Inc. since May 1999. From Pacer Logistics' inception in March 1997 until May 1999, he served as Chairman, President and Chief Executive Officer of Pacer Logistics. Mr. Orris served as President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American Domestic Company and American President Intermodal Company from 1982 until 1990.

Item 11  EXECUTIVE COMPENSATION

         Prior to our formation in 2002, our executive officers who held the same positions with our parent, QDI Inc., were compensated by QDI Inc. for such services. The following table sets forth the total compensation paid by QDI Inc. for services rendered by our Chief Executive Officer, our four other most highly compensated officers who were serving as such at December 31, 2002 and two former highly compensated officers (the "Named Executive Officers") during the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION        ALL
                                                                                               AWARDS          OTHER
                                                                                              SECURITIES      COMPEN-
                                                                   ANNUAL                     UNDERLYING      SATION
NAME AND PRINCIPAL POSITION                          YEAR          SALARY         BONUS       OPTIONS (#)       (1)
---------------------------                          ----          ------         -----     -------------     -------

Thomas L. Finkbiner                                   2002        $253,545            --            --        $  6,773
   President and Chief Executive Officer              2001         258,000            --            --         113,569
                                                      2000         260,000        75,000        25,000           7,826

Douglas B. Allen                                      2002         162,077            --            --           7,656
   Former Senior Vice President--Operations(2)        2001         196,923            --            --          92,484

Dennis R. Farnsworth                                  2002         190,500            --            --           7,656
   Former Chief Financial Officer(3)                  2001         188,885            --            --          20,425

Virgil T. Leslie                                      2002         172,543            --            --           6,773
   Senior Vice President, Sales(4)                    2001         159,115        15,000            --          13,886

Dennis R. Copeland                                    2002         164,764            --            --           6,773
   Vice President, Administration                     2001         153,320        14,042            --          12,929
                                                      2000         145,000        20,700            --           5,102

Michael A. Grimm                                      2002         162,184            --            --           6,773
   Senior Vice President


Keith Margelowsky                                     2002         156,352            --            --           6,773
   Senior Vice President

---------
(1) Amounts shown represent employer contributions to the profit sharing and 401(k) plans, automobile allowance and relocation reimbursement. QDI maintains various employee benefits and compensation plans, including an incentive bonus plan and 401(k) savings plan.

(2) Douglas B. Allen joined QDI in December 2000. He served as Senior Vice President--Operations and Chief Operating Officer until he resigned from QDI effective September 13, 2002.

(3) Dennis R. Farnsworth joined QDI in April 2000. He served as Chief Financial Officer until he resigned from such position effective October 31, 2002.

(4)      Virgil T. Leslie joined QDI in April 2000.

MANAGER'S COMPENSATION

         The members of our Board of Managers do not receive compensation for their service on the Board of Managers but are reimbursed for out-of-pocket expenses.

         Each of the members of our Board of Managers also serves as a director of QDI Inc. and may be compensated for such services by QDI. Two outside directors of QDI Inc. have been compensated $1,000 per month plus $1,500 per meeting. Additionally, both outside directors received 2,000 options each in 2001, which were forfeited in 2002.

OPTION GRANTS IN LAST FISCAL YEAR

         Neither we nor QDI Inc. have granted options to the Named Executive Officers in 2002.

YEAR-END OPTION VALUES

         No named executive officers held options at year-end.

EMPLOYMENT AND RELATED AGREEMENTS

         On May 30, 2002 pursuant to the contribution agreement with QDI Inc., we assumed the obligations of QDI Inc. under the employment agreements summarized below.

EMPLOYMENT AGREEMENTS.

         On November 8, 1999, QDI Inc. entered into an employment agreement with Thomas L. Finkbiner as President and Chief Executive Officer of QDI Inc. with a base salary of $260,000 per annum. His incentive is based upon achievement of plan at 50% of base salary with an additional bonus of 25% of base salary potential, subject to evaluation by the Board of Directors. The employment agreement provides for a two-year term of service, with an automatic one-year extension on each anniversary date, unless QDI Inc. or Mr. Finkbiner gives notice that the term will not be so extended.

         On November 27, 2000, QDI Inc. entered into an employment agreement with Douglas B. Allen to perform the duties of Chief Operating Officer and Senior Vice President of QDI Inc. with a base salary of $190,000 per annum. His incentive bonus of up to 40% of his annual salary is based on pre-determined performance standards subject to the QDI Inc. Board's discretion. The employment agreement provides for a one-year term, with an automatic one-year extension on each anniversary date, unless QDI Inc. or Mr. Allen give notice that the term will not be so extended. Mr. Allen resigned from his position with QDI Inc. effective September 16, 2002.

         On March 27, 2000, QDI Inc. entered into an employment agreement with Virgil T. Leslie to perform the duties of Senior Vice President of Sales and Marketing for QDI Inc. with a base salary of $150,000 per annum. His incentive bonus of up to 35% of his annual salary is based on pre-determined performance standards subject to the QDI Inc. Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI Inc. or Mr. Leslie give notice that the term will not be so extended.

         On March 21, 2000, QDI Inc. entered into an employment agreement with Dennis R. Farnsworth to perform the duties of Senior Vice President of Finance and Chief Financial Officer for QDI Inc. with a base salary of $165,000 per annum. His incentive bonus of up to 40% of his annual salary is based on pre-determined performance standards subject to the QDI Inc. Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI Inc. or Mr. Farnsworth give notice that the term will not be so extended. Mr. Farnsworth resigned from his position as Senior Vice President and Chief Financial Officer of QDI Inc. effective October 31, 2002.

         On June 23, 1998, QDI Inc. entered into an employment agreement with Dennis R. Copeland to perform the duties of Vice President of Administration for QDI Inc. with a base salary of $145,000 per annum. His incentive bonus of up to 25% of his annual salary is based on pre-determined performance standards subject to the QDI Inc. Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI Inc. or Mr. Copeland give notice that the term will not be so extended.

         On June 23, 1998 QDI Inc. entered into an employment agreement with Michael Grimm to perform the duties of Executive Vice President-Sales and Marketing with a base salary of $154,063 per annum. His incentive bonus of up to 20% of his annual salary is based in predetermined performance standards subject to the QDI Inc. Board's discretion. The employment agreement provides for a two year term, with an automatic one year extension on each anniversary date, unless QDI Inc. or Mr. Grimm give notice that his term will not be so extended.

         On February 5, 2003 QDI Inc. entered into an employment agreement with Samuel Hensley to perform the duties of Senior Vice President Finance and Chief Financial Officer with a base salary of $195,000. The employment agreement provides for a two year term, with an automatic one year extension on each anniversary date, unless QDI Inc. or Mr. Hensley give notice that the term will not be so extended.

         On April 10, 2000 QDI Inc. entered into an employment agreement with Keith Margelowsky to perform the duties of Senior Vice President of Performance Planning with a base salary of $150,000. The employment agreement provides for a two year term, with an automatic one year extension on each anniversary date, unless QDI Inc. or Mr. Margelowsky give notice that the term will not be so extended.

         Each of the employment agreements listed above provide for certain severance payments to be made if the employment of any such executives is terminated without "cause" or if such executive resigns for a "good reason," such as after the occurrence of one of a number of specified changes in such executive's employment, including:

         - a material diminution by QDI Inc. of the executive's duties and responsibilities

         - a material breach by QDI Inc. of its compensation and benefit obligations, or

         - an involuntary relocation by more than 50 miles from Tampa, Florida.

         Under such circumstances:

         - Mr. Finkbiner would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits;

         - All other contracted Executives would be entitled to receive his base salary for one year after such termination and continued medical and other benefits.

         Effective October 23, 2001, QDI Inc. and Charles J. O'Brien, Jr. modified his current agreement to provide that Mr. O'Brien's title would change to Special Assistant to the CEO with a base salary of $52,000 per year through June 30, 2002.

         Effective July 1, 2000, QDI Inc. and Richard J. Brandewie modified his current agreement to provide that Mr. Brandewie's title would change to Executive Vice President with a base salary of $100,000 per year through June 30, 2002 subject to the terms of his previous agreement. His bonus incentives remain unchanged, however, he had returned 11,000 of his 22,000 stock options to QDI.

         Other senior executives hold employment agreements with QDI Inc. with various terms and conditions

  SHAREHOLDERS' AGREEMENT

         Elton E. Babbitt, Charles J. O'Brien, Jr. and Richard J. Brandewie have entered into a shareholders' agreement with Apollo governing certain aspects of the relationship among such shareholders and QDI Inc.. This agreement was not assigned to us by QDI pursuant to our contribution agreement with QDI Inc. and has not subsequently been assigned. The shareholders' agreement contains, among other matters,

         - a provision restricting the rights of Elton E. Babbitt to transfer his shares of QDI Inc. common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

         - certain registration rights in the event QDI Inc. effect's a registration of QDI Inc. securities;

         -        certain preemptive rights with respect to the sale of QDI Inc.
                  common stock and equity securities convertible into QDI Inc. common stock; and

         - certain rights of Charles J. O'Brien, Jr. to cause QDI Inc. to purchase from him at then fair market value up to such number of shares with a value equal to the implied value of his investment in QDI Inc. common stock at the Effective Time.

         The shareholders' agreement became effective on June 9, 1998 and will terminate upon the earlier of

         -        the tenth anniversary thereof; and

         - such time as QDI Inc. is a public company with equity securities listed on a national securities exchange or o publicly traded in the over-the-counter market; provided, however, that certain transfer restrictions and registration rights will survive notwithstanding QDI being a public company.

         Pursuant to the shareholders' agreement, Apollo is entitled to a transaction fee of up to 1.0% of the value of each transaction entered into by QDI, as determined in the sole discretion of Apollo. Such fee is in addition to the management fees payable to Apollo as set forth in the management agreement between Apollo and QDI described below.

  NON-COMPETITION AGREEMENTS

         On May 30, 2002, pursuant to the contribution agreement with QDI Inc., we assumed the obligations of QDI Inc. under the non-competition agreements set forth below.

         Each of Gordon Babbitt and Elton E. Babbitt, a former shareholder in QDI, has entered into a non-competition agreement with QDI Inc. that contains, among other things, a covenant not to compete with QDI Inc. Pursuant to such covenant, Elton E. Babbitt has agreed that he will not, for a period of five years from the Effective Date (as defined in the Non-Competition Agreement), engage in the bulk transportation services business or in any related business (the "BTS Business") within any geographic area in which any member of the QDI Inc. Group (as defined in the non-competition agreement) conducts its business. Ownership of up to 2.0% of a publicly traded enterprise engaged in a BTS Business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete. Gordon Babbitt had agreed that he will not, for a period of three years from June 9, 1998, engage in the for-hire, common carrier tank truck transportation business within the United States and Canada. Ownership of up to 2.0% of a publicly traded enterprise engaged in such business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete.

         In addition, Elton E. Babbitt and Gordon Babbitt have each agreed, for a period of five years from the Effective Date with respect to Elton E. Babbitt, and for a period of three years from the Effective Date with respect to Gordon Babbitt, not to request, induce, attempt to influence or have any other business contact with

         - any distributor or supplier of goods or services to any member of the QDI Inc. Group to curtail or cancel any o business they may transact with any member of the QDI Inc. Group (as defined in the Non-Competition Agreements);

         - any customers of any member of the QDI Inc. Group that have done business with or potential customers which o have been in contact with any member of the QDI Inc. Group to curtail or cancel any business they may transact with any member of the QDI Inc. Group;

         - any employee of any member of the QDI Inc. Group to terminate his employment with such member of the QDI Inc. Group or;

         - any governmental entity or regulatory authority to terminate, revoke or materially and adversely alter or impair any license, authority or permit held, owned, used or reserved for the QDI Group.

  APOLLO MANAGEMENT AGREEMENT

         QDI and Apollo Management, L.P. have entered into a management agreement whereby QDI Inc. appointed Apollo Management following the consummation of the merger to provide financial and strategic advice to QDI Inc. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to QDI Inc. as reasonably requested by QDI Inc.'s Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days' written notice by Apollo Management or QDI to the other party thereto. This agreement was not assigned or assumed by us as part of the contribution agreement between us and QDI Inc. but payments by us to QDI Inc. are specifically permitted under our indenture. This agreement was suspended in 2002, and as such, no management fees were accrued.

  LIMITED RECOURSE SECURED PROMISSORY NOTE AND PLEDGE AGREEMENTS.

         In connection with Mr. Sexton's purchase of shares of QDI Inc., QDI Inc. made a limited recourse secured loan to Marvin Sexton in the amount of $400,000. The loan is secured by a pledge by Mr. Sexton of all of his QDI Inc common stock and options to purchase QDI Inc. common stock. The principal amount of the loan is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of Mr. Sexton's pledged securities.

         Thomas Finkbiner signed a Limited Recourse Secured Promissory Note for $800,000 in conjunction with the purchase of QDI Inc. stock. The loan pledge is under similar terms and conditions as Mr. Sexton's agreement

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of our membership units are owned by QDI Inc.. The following table sets forth certain information regarding the beneficial ownership of the QDI Inc. common stock as of February 28, 2003, by each person known by us to be a beneficial owner of more than 5.0% of the outstanding QDI Inc. common stock, beneficial ownership of QDI INC. common stock by each manager and named executive officer and all managers and executive officers as a group:

                                                                            SHARES OF       PERCENTAGE
NAME OF BENEFICIAL OWNER                                                   COMMON STOCK      OF CLASS
Richard J. Brandewie (1)(5)                                                   46,041           2.34%
Charles J. O'Brien, Jr. (1)(6)                                                37,114           1.89%
Thomas L. Finkbiner (1)                                                       25,000           1.27%
Donald Orris(1)                                                                   --            --
Douglas B. Allen                                                                  --            --
Dennis R. Farnsworth                                                              --            --
Virgil T. Leslie(1)                                                               --            --
Keith J. Margelowsky(1)                                                           --            --
Michael A. Grimm(1)                                                            5,500            *
Joshua J. Harris(2)(3)
Marc Becker(2)(3)
Michael D. Weiner(2)(3)
Robert H. Falk(2)(3)
Marc J. Rowan(2)(3)
John H. Kissick(2)(3)
Denny R. Copeland(1)                                                           4,000            *
All executive officers and directors                                         117,655           5.99%
     as a group (14 persons)
Apollo Investment Fund III, L.P.(4)                                        1,778,442          90.48%
     c/o Apollo Advisors III, L.P.
Two Manhattanville Road
Purchase, New York 10577

*      Less than 1.0%.

(1) The business address for Messrs. Finkbiner, Brandewie, O'Brien, Orris, Margelowsky, Grimm, Leslie and Copeland is Quality Distribution, Inc., 3802 Corporex Park Drive, Tampa, FL 33619.

(2) The business address for Messrs. Harris, Weiner, Falk, Rowan, Becker and Kissick is Apollo Management, L.P., 1301 Avenue of the Americas, New York, NY 10019.

(3) Messrs. Harris, Weiner, Falk, Rowan, Becker and Kissick are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Harris, Weiner, Falk, Rowan, Becker and Kissick may be deemed to beneficially own shares owned by Apollo, each such person disclaims beneficial ownership of any such shares.

(4) Includes shares owned by Apollo Overseas Partners III, L.P., a Delaware limited partnership, and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of the United Kingdom. Also includes 63,973 shares owned by two other institutional investors as to which Apollo has sole voting power pursuant to the irrevocable proxy granted by such institutional investors in the Amended and Restated Common and Preferred Stock Purchase and Shareholder Agreement, dated as of August 28, 1998 thereto as amended by Amendment No. 1 dated April 2, 2002. The Amended and Restated Common and Preferred

         Stock Purchase and Shareholder Agreement dated August 28, 1998, as amended by Amendment No. 1 thereto dated April 2, 2002, provides that in no event shall the grant of the proxy be effective to the extent that the voting power of the proxy, when combined with the voting power of Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. or Apollo (U.K.) Partners III, L.P. would exceed 79.99% of the voting power of QDI Inc.

(5) Includes 5,500 shares, which are issuable upon exercise of vested options under QDI Inc.'s 1998 stock option plan.

(6) Includes 6,800 shares, which are issuable upon exercise of vested options under QDI Inc.'s 1998 stock option plan.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         QDI Inc. and Apollo Management have entered into a management agreement whereby we retained Apollo Management to provide financial and strategic advice to us. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to QDI Inc. as reasonably requested by it's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or QDI Inc. to the other party thereto. Under this agreement we recognized $500,000 in selling and administrative expense in 2000 and 2001. The agreement was suspended for 2002 and we did not recognize any selling and administrative expense for these services. In 2002, we entered into an agreement to provide advisory and consulting services to Apollo Management and certain of its affiliates. The annual fee for these services is $300,000, and was recorded as a reduction in selling and administrative costs in 2002.

         A member of our Board of Managers owns a minority interest in a firm that provides information technology services to the company. Total amounts paid us to the firm during 2000, 2001 and 2002 were $344,000 $532,000 and $407,000 respectively.

         In August 2001, QCI entered into an agreement to affiliate the facilities in Bridgeport, NJ with a director/ shareholder. The director/ shareholder has been operating this location under the affiliate program. The aggregate 2002 revenue for those operations was $8.8 million. As of December 31, 2002, $0.1 million was owed to us in connection with this affiliate operation.

         Pursuant to a Put and Call agreement dated December 14, 2001 between Apollo and our senior lenders, the administrative agent under our credit agreement, at the request of any of the Tranche D participating banks (as defined in our credit agreement) and after certain triggering events, Apollo is required to purchase all the Tranche D term loans held by such Tranche D banks. In addition, Apollo has the right, in its sole discretion, to purchase all or any part of the Tranche D term loans from the Tranche D banks at any time.

         In 2002, we entered into several transactions with Apollo and management in connection with the Exchange Offer. On April 10, 2002, QDI Inc. entered into lock-up agreements with each of Apollo and certain members of our management concerning the terms pursuant to which they agreed to exchange their $30.5 million principal amount of QDI Notes depending on the outcome of the Exchange Offer. As a result of the successful consummation of the Exchange Offer on May 30, 2002 and pursuant to the terms of the lock-up agreements, we were not required to issue any of our securities to Apollo or management in exchange for their QDI Notes. However, as discussed elsewhere in this report, on May 30, 2002 we issued approximately $54.5 million principal amount of New Notes to the holders of the QDI Notes that participated in the Exchange Offer and to Ares, who had also executed a lock-up agreement with QDI on April 10, 2002. For a discussion of the Exchange Offer, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         For a description of certain employment agreements and other agreements with management and security holders, see Item 11. "Executive Compensation".

Item 14. CONTROLS AND PROCEDURES.

         We maintain a set of disclosure controls and procedures that are designed to ensure that Information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures, including our internal controls and procedures for financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The documents filed as part of this report are as follows:

         1. Financial Statements Listed On The Table of Contents Below

         2. Financial Statement Schedules

         All consolidated financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K are submitted as a separate section herein immediately following the "Exhibit Index".

(c)      Reports on Form 8-K filed in the fourth quarter of 2002.:

         NONE

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------

                                                                                PAGE(S)
Report of Independent Certified Public Accountants
         for the three years ended December 31, 2002                              2

Consolidated Balance Sheets as of December 31, 2001 and 2002                      3

Consolidated Statements of Operations for the years ended
         December 31, 2000, 2001 and 2002                                         4

Consolidated Statements of Membership Interest and Comprehensive Loss
         for the years ended December 31, 2000, 2001 and 2002                     5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 2001 and 2002                                         6 - 7

Notes to Consolidated Financial Statements                                        8 - 35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Membership Unit Holders of
Quality Distribution, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of membership interest and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, LLC (successor to Quality Distribution, Inc.) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards (FASB Statement) No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002.

As discussed in Note 1, the Company restated the financial statements as of and for the year ended December 31, 2001.




    /s/ PRICEWATERHOUSECOOPERS LLP
    ______________________________
    PricewaterhouseCoopers LLP
    Tampa, Florida
    April 9, 2003

       QUALITY DISTRIBUTION, LLC, SUCCESSOR TO QUALITY DISTRIBUTION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002
            (in 000'S) EXCEPT MEMBERSHIP INTEREST AND PER SHARE DATA

-------------------------------------------------------------------------

                                                                                             2001          2002
                                                                                          (RESTATED)
                                                                                          ---------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $   2,212     $     661
    Accounts receivable, net                                                                 85,147        75,428
    Current maturities of other receivables                                                     891           991
    Inventories                                                                               1,143           898
    Prepaid expenses                                                                          5,767         5,186
    Prepaid tires                                                                             8,968         7,894
    Income tax recoverable                                                                      306            --
    Other                                                                                     1,775         1,587
                                                                                          ---------     ---------
      Total current assets                                                                  106,209        92,645

Property and equipment, net                                                                 177,359       153,561
Goodwill and intangibles, net                                                               152,775       132,317
Other assets                                                                                 11,795         8,742
                                                                                          ---------     ---------
                                                                                          $ 448,138       387,265
                                                                                          =========     =========

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
    Current maturities of indebtedness                                                    $   2,677     $   3,251
    Accounts payable                                                                         13,417        13,356
    Affiliates and independent owner-operators payable                                        4,930        10,604
    Accrued expenses                                                                         49,551        44,248
    Income taxes payable                                                                      1,092         1,569
                                                                                          ---------     ---------
      Total current liabilities                                                              71,667        73,028

Long-term indebtedness, less current maturities                                             441,179       378,939
Environmental liabilities                                                                    36,163        27,324
Other non-current liabilities                                                                13,744        17,656
Deferred tax liability                                                                        1,270         1,361
                                                                                          ---------     ---------
      Total liabilities                                                                     564,023       498,308
                                                                                          ---------     ---------

Mandatorily redeemable common stock (30 shares)                                               1,210            --
Mandatorily redeemable preferred stock                                                       16,499            --
Minority interest in subsidiary                                                               1,833         1,833

Commitments and contingencies (Notes 12 and 13)

MEMBERSHIP INTEREST
Membership interest, no par value, 1,000 authorized, 100 issued at December 31, 2002
Common stock, $.01 par value; 15,000 shares authorized and issued at December 31, 2001           20            --
Additional paid-in capital                                                                  105,544       176,436
Treasury stock                                                                                 (402)           --
Accumulated deficit                                                                         (38,395)      (83,892)
Stock recapitalization                                                                     (189,589)     (189,589)
Accumulated other comprehensive loss                                                        (10,829)      (15,831)
Notes receivable                                                                             (1,776)           --
                                                                                          ---------     ---------
Total membership interest                                                                  (135,427)     (112,876)
                                                                                          ---------     ---------
                                                                                          $ 448,138     $ 387,265
                                                                                          =========     =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


       QUALITY DISTRIBUTION, LLC, SUCCESSOR TO QUALITY DISTRIBUTION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                   (IN 000'S)

                                                                          2000           2001           2002
                                                                                      (RESTATED)
                                                                       ----------     ----------     ----------
OPERATING REVENUES:
     Transportation                                                    $  488,835     $  444,816     $  447,898
     Other                                                                 67,712         65,885         68,640
                                                                       ----------     ----------     ----------
       Total operating revenues                                           556,547        510,701        516,538

OPERATING EXPENSES:
     Purchased transportation                                             320,943        298,688        301,921
     Compensation                                                          73,076         66,978         69,104
     Fuel, supplies and maintenance                                        46,440         42,426         43,234
     Depreciation and amortization                                         35,281         33,410         31,823
     Selling and administrative                                            17,570         13,743         13,575
     Insurance claims                                                      11,148         11,656         13,320
     Taxes and licenses                                                     4,701          4,197          4,231
     Communication and utilities                                            8,316          7,736          7,479
     (Gain) loss on sale of property and equipment                           (457)            99            486
     CLC expenses                                                           6,740          2,400          2,278
     Restructuring charges                                                  3,195          1,049          1,804
                                                                       ----------     ----------     ----------
       Total operating expenses                                           526,953        482,382        489,255
                                                                       ----------     ----------     ----------

Net operating income                                                       29,594         28,319         27,283
Interest expense, net                                                     (40,236)       (40,224)       (33,132)
Interest expense, transaction fees                                                                      (10,077)
Other income (expense)                                                         24            (22)          (126)
                                                                       ----------     ----------     ----------

Loss before income taxes                                                  (10,618)       (11,927)       (16,052)
Provision for income taxes                                                 31,225          1,135          1,443
                                                                       ----------     ----------     ----------

Net loss from continuing operations                                       (41,843)       (13,062)       (17,495)
                                                                       ----------     ----------     ----------
Discontinued Operations:
  Income (loss) from operations of discontinued
   divisions, net of tax                                                        56           (359)       (1,386)
  Loss on disposal of discontinued divisions
   net of tax                                                                  --             --         (1,527)
                                                                       ----------     ----------     ----------

Net loss before cumulative effect of change in accounting principle       (41,787)       (13,421)       (20,408)

Cumulative effect of change in accounting principle                            --             --        (23,985)
                                                                       ----------     ----------     ----------

Net (loss)                                                                (41,787)       (13,421)       (44,393)

Preferred stock dividends and accretions                                   (1,745)        (2,762)        (1,104)
                                                                       ----------     ----------     ----------

Net loss attributable to members interest                              $  (43,532)    $  (16,183)    $  (45,497)
                                                                       ==========     ==========     ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

        QUALITY DISTRIBUTION LLC, SUCCESSOR TO QUALITY DISTRIBUTION, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF MEMBERSHIP INTEREST
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                   (IN 000'S)

                                                                                               Accumulated
                                                            Additional               Stock        Other        Stock       Total
                           Comprehensive   Common Treasury   Paid-in-  Accumulated  Recapital Comprehensive Subscription  Membership
                              (Loss)       Stock   Stock     capital     Deficit     ization      Loss       Receivable    Interest
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 1999             --   $   20  $    --  $  104,915  $   21,320  $(189,589)  $   (177)     $ (1,262)   $ (64,773)

Net loss                       $ (41,787)                                  (41,787)                                         (41,787)

Issuance of common
stock, net                                                         741                                                         741

Issuance of stock
subscription                                                                                                      (624)        (624)

Acquisition of treasury
stock                                                  (32)                                                                     (32)

Preferred stock
accretion                                                                   (1,444)                                          (1,444)

Minority stock dividend                                                       (301)                                            (301)

Translation adjustment              (574)                                                           (574)                      (574)

Pension plan minimum
liability                         (2,072)                                                         (2,072)                    (2,072)
                           ---------------------------------------------------------------------------------------------------------

Balance December 31, 2000      $ (44,433)      20      (32)    105,656     (22,212)  (189,589)    (2,823)       (1,886)    (110,866)
                               ==========

Net Loss (Restated)            $ (13,421)                                  (13,421)                                         (13,421)

Issuance of common
stock, net                                                        (112)                                                        (112)

Stock subscription
receipts                                                                                                           110          110

Acquisition of treasury
stock                                                 (370)                                                                    (370)

Preferred stock
accretion                                                                   (2,617)                                          (2,617)

Minority stock dividend                                                       (145)                                            (145)

Translation adjustment              (336)                                                           (336)                      (336)

Change in value of
derivatives                       (3,346)                                                         (3,346)                    (3,346)

Pension plan minimum
liability                         (4,324)                                                         (4,324)                    (4,324)

                           ---------------------------------------------------------------------------------------------------------

Balance December 31, 2001
(Restated)                    $  (21,427)      20     (402)    105,544     (38,395)  (189,589)   (10,829)       (1,776)    (135,427)
                              ===========
Net Loss                      $  (44,393)                                  (44,393)                                         (44,393)

Issuance of stock
subscription                                                                                                      (200)        (200)

Acquisition of treasury
stock                                                 (834)                                                                    (834)

Preferred stock
accretion                                                                     (959)                                            (959)

Minority stock dividend                                                       (145)                                            (145)

Translation adjustment              (441)                                                           (441)                      (441)

Change in value of
derivatives                        3,346                                                           3,346                      3,346

Pension plan minimum
liability                         (7,907)                                                         (7,907)                    (7,907)

Formation of QDI LLC
 (see note 2):

Common stock                                  (20)                  20                                                           --

Stock subscription                                              (1,976)                                          1,976           --

Treasury stock                                       1,236      (1,236)                                                          --

Junior PIK notes                                                14,830                                                       14,830

Stock warrants                                                      86                                                           86

Redeemable common stock                                          1,209                                                        1,209

Preferred stock                                                 57,959                                                       57,959

                           ---------------------------------------------------------------------------------------------------------

Balance December 31,
2002                          $  (49,395)   $  --  $    --  $  176,436  $  (83,892) $(189,589) $ (15,831)  $        --   $(112,876)
                           =========================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


       QUALITY DISTRIBUTION, LLC, SUCCESSOR TO QUALITY DISTRIBUTION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                   (IN 000'S,)

                                                                     2000               2001              2002
                                                                                     (RESTATED)
                                                                   --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(41,787)          $(13,421)         $(44,393)
   Adjustments to reconcile to net cash and cash
      equivalents provided by operating activities:
      Deferred income taxes                                          30,523                 88                90
      Depreciation and amortization                                  37,044             35,125            31,823
      Cumulative effect of change in accounting principle                                                 23,985
      (Gain) loss on sale of property and equipment                    (457)               101             2,049
      Accretion of interest on debt discount                                                              (1,149)
      Writeoff/amortization of deferred financing costs                                                   10,481
      Paid-in-kind interest on New Notes                                                                   1,546
      Changes in assets and liabilities:
         (Increase) decrease in accounts and other receivable        35,105              5,304             9,620
         (Increase) decrease in inventories                             (23)               643               245
         (Increase) decrease in prepaid expenses                      3,662              1,624               581
         (Increase) decrease in prepaid tires                         1,123               (811)            1,074
         (Increase) decrease in other assets                          1,978             (3,569)           (2,061)
         (Decrease) in accounts payable and
           accrued expenses                                          (8,926)            (5,768)          (10,607)
         Increase (decrease) in affiliates and independent
           owner-operators payable                                     (629)            (2,633)            5,674
         Increase (decrease) in other liabilities                   (16,315)            (9,516)           (3,912)
         Change in current income taxes                                 (16)               301               786
                                                                   --------           --------          --------
            Net cash and cash equivalents provided by
              operating activities                                   41,282              7,468            25,832
                                                                   --------           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (23,079)           (37,412)          (15,286)
   Proceeds from sales of property and equipment                      4,358              2,476             8,117
         Net cash and cash equivalents used in investing           ________           ________          ________
           activities                                               (18,721)           (34,936)           (7,169)
                                                                   --------           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance (payments on) long-term debt, net                             45,000            (4,500)
   Capital contribution                                                                                   10,000
   Principal payments on long-term debt and capital lease
     obligations                                                    (17,218)           (18,083)          (12,984)
   Amendment fees                                                                                         (5,501)
   Increase (decrease) in bank overdraft                             (3,090)             3,461            (5,836)
   Preferred stock redemption                                                           (2,600)
   Other stock transactions                                             438               (370)           (1,032)
   Cash dividends                                                      (301)              (145)             (145)
                                                                   ________           ________          ________
      Net cash and cash equivalents provided by (used in)
        financing activities                                        (20,171)            27,263           (19,998)
                                                                   --------           --------          --------
Net (decrease) increase in cash and cash equivalents                  2,390               (205)           (1,335)
Translation adjustment                                                 (804)              (219)             (216)
Cash and cash equivalents, beginning of year                          1,050              2,636             2,212
                                                                   --------           --------          --------
Cash and cash equivalents, end of year                             $  2,636           $  2,212          $    661
                                                                   ========           ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


================================================================================


         QUALITY DISTRIBUTION LLC, SUCCESSOR TO QUALITY DISTRIBUTION INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                   (IN 000'S)

                                                                                2000              2001              2002
                                                                                               (RESTATED)
                                                                             ----------        ----------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the year for:

                                   Interest                                  $   39,412        $   33,914        $   32,079
                                                                             ==========        ==========        ==========
                                   Income taxes                              $      637        $      354        $      129
                                                                             ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

         Accretion of dividends on preferred stock                           $    1,444        $    2,617        $      959
                                                                             ==========        ==========        ==========
         Exchange Offer reduction in debt                                                                        $   45,415
                                                                                                                 ==========
         Original capital lease obligation                                                                       $      881
                                                                                                                 ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            QUALITY DISTRIBUTION, LLC
           (SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


1. BUSINESS ORGANIZATION

         Quality Distribution, LLC (the "Company" or "QD LLC") is a Delaware limited liability company formed on April 14, 2002. Our sole member is Quality Distribution, Inc. ("QDI Inc."), a Florida corporation. On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred substantially all of its assets and liabilities (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.'s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of QD LLC's membership units. The Company became the successor entity to QDI Inc. The transfer of the net assets to the Company by QDI Inc. has been accounted for as a transaction between companies under common control. As a result, QDI Inc.'s historical accounting basis for the net assets has been carried over to the Company. The results of operations for periods prior to the transfer represent the historical operating results for QDI Inc.

         QD LLC and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid a percentage of the revenues generated for each load hauled.

         Historical financial information contained herein has been adjusted to reflect the sale of the discontinued operations, consisting of the Canadian petroleum division and the internet load brokerage subsidiary of QD LLC, in the second quarter of 2002.

         On April 10, 2002, QDI Inc. and its subsidiaries pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement (The "Exchange Offer"), commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.'s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTSSM) the ("QDI Notes") for a combination of certain debt and equity securities. See Footnote 8 LONG TERM INDEBTEDNESS for a detailed discussion.

         Following the exchange offer, QDI Inc. had $56.5 million of its 13.75% preferred stock outstanding, $1.2 million of redeemable common stock and issued $14.8 million of 12% Junior Subordinated Pay-in-Kind Notes ("Junior PIK Notes") due 2009. QDI Inc. has no assets and no operations other than its investment in QD LLC and can only repay it's obligations through the cash flows of the Company. The 12% Junior Subordinated Pay-in-Kind notes bear interest at a rate of 12% per annum, of which 11% is payable in kind in the form of additional pay-in-kind notes, and 1% is payable in cash. Interest is payable on June 15 and December 15 commencing June 15, 2002 and ending on June 15, 2009. The annual cash interest payments range from $120 thousand in 2002 to $250 thousand in 2008,with the original principal amount issued and pay-in-kind interest of $26.8 million in the aggregate due on June 15, 2009.

         The 13.75% preferred stock accrues dividends and accumulates to the extent they are not paid in cash. All shares and all unpaid accrued dividends are mandatorily redeemable, subject to certain restrictions, on September 15, 2006. At that time, the total amount of the liquidation amount and accrued and unpaid dividends, assuming no prior dividend payments, will be $105.3 million.

         QDI Inc. has 15.0 million shares of $.01 par value common stock authorized. At December 31, 2002 QDI Inc. had 2.0 million shares of common stock issued and outstanding. Additionally, QDI Inc. has 30 thousand shares of redeemable common stock valued at $1.2 million. Pursuant to the terms of the shareholders agreement, the holder can request redemption any time after June 9, 2002 at the fair market value of the stock on the date of redemption, with fair market value determined in accordance with the terms of the shareholders agreement.

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

Restatement of 2001
-------------------

         The consolidated financial statements as of and for the year ended December 31, 2001 have been restated to reflect corrections of a clerical error in recording revenues and establishing a reserve for incurred but not reported insurance losses relating to a subsidiary that markets insurance products. These corrections resulted in an increase in net loss of approximately $1 million, an increase of claims loss reserves of $0.1 million and reduction in long term receivables of $0.9 million.

         In addition, we reclassified our insurance subsidiary's premium revenue and insurance loss expenses to a gross basis versus a net basis for 2000 and 2001. The impact of those reclassifications increased both other revenue and insurance claims expense by $3.1 million and $2.4 million for 2000 and 2001, respectively.

         All financial data in this Form 10-K reflects the impact of the restatement. The following table summarizes the impact of the corrections to the statement of operations and balance sheet as of and for the year ended December 31, 2001 (in thousands):

Statement of Operations Data:

                                   For the year ended December 31, 2001
                            ---------------------------------------------------------------
                                                                      Reclass for
                               As                                    Discontinued
                            reported   Restatement Reclassification   Operations  Restated
                            ---------  ----------- ----------------  ------------ ---------

Other revenue                $ 63,719   $           $ 2,380           $   (214)   $  65,885
Total operating revenue       523,337                 2,380            (15,016)     510,701
Insurance claims expenses       8,590        960      2,380               (274)      11,656
Total operating expenses      494,417        960      2,380            (15,375)     482,382
Net operating income           28,920       (960)                          359       28,319
Loss before income taxes      (11,326)      (960)                          359      (11,927)
Net loss                      (12,461)      (960)                           --      (13,421)

Balance Sheet Data:

                                          As of December 31, 2001
                                         --------------------------
                                         As reported      Restated
                                         -----------     ----------
Other assets                              $   8,881       $   8,041
Total assets                                448,978         448,138
Accrued expenses                             49,431          49,551
Total current liabilities                    71,547          71,667
Total liabilities                           563,903         564,023
Accumulated deficit                         (37,435)        (38,395)
Total membership interest                  (134,467)       (135,427)
Total liabilities and membership interest   448,978         448,138

         Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries' assets in the second quarter 2002. These subsidiaries consisted of the petroleum division and mining operation of Levy, and the internet load brokerage subsidiary of the Company (Bulknet).

         The operations and asset disposition information of the discontinued divisions are as follows: (in thousands)

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                     ------------------------------------------
                                       2000              2001            2002
                                     --------         ---------        --------
Revenue                              $ 17,347         $ 15,015         $  5,117
Operating expenses                     17,291           15,374            6,503
                                     --------         --------         --------
  Operating income (loss)            $     56         $   (359)        $ (1,386)
                                     ========         ========         ========

         The loss on disposal of these divisions during fiscal year 2002 is as follows: (in thousands)

Carrying value of assets sold in 2002:
  Petroleum Division                                                                    $  5,450
  Bulknet                                                                                    392
Proceeds                                                                                  (4,315)
                                                                                        --------
      Loss on disposal                                                                  $  1,527
                                                                                        ========

2. LIQUIDITY

         Our credit agreements include financial covenants which were modified December 14, 2001 as part of an amendment (the "Fourth Amendment") thereto. The new financial covenants were less restrictive than the original covenants and remained in effect for four consecutive calendar quarters ending December 31, 2002. On April 5, 2002, we entered into a fifth amendment (the "Fifth Amendment") to our credit agreement. The Fifth Amendment further amended the financial covenants through the date of the final maturity of our credit agreement. Such revised covenants will be less restrictive than the previously existing covenants for the period ending March 31, 2003 through final maturity of our credit agreement.

         On April 10, 2002, QDI Inc. and its subsidiaries pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.'s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTSSM) (the "QDI Notes") for a combination of certain debt and equity securities. See Footnote 8 LONG TERM INDEBTEDNESS for a detailed discussion.

3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of QD LLC and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of Chemical Leaman Corp. ("CLC")

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Bank overdrafts are included in accrued expenses.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, fuel and supplies for servicing the Company's revenue equipment.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter, to an estimated salvage value. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. The Company assesses whether there has been an impairment of long-lived assets and certain intangibles in accordance with FAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in a decrease in net loss of $3.9 million for the year ended December 31, 2002. Under Statement 142, goodwill is subject to an annual impairment test which we completed in 2002. During our initial impairment analysis of goodwill the Company determined that approximately $4.6 million of goodwill had been classified as an offset against accounts payable and accrued expenses. These amounts have been reclassified into goodwill.

         As a result of our initial impairment test an impairment adjustment of $24.0 million was charged to earnings as a cumulative effect of a change in accounting principle at January 1, 2002. There were several factors that led to the conclusion that an impairment charge was warranted. These factors included several consecutive years of declining revenues and operating losses, an uncertain economic environment exacerbated by the events of September 11, 2001, increased insurance costs for the foreseeable future and the highly leveraged nature of the Company. No tax benefit was recorded in connection with this charge. The fair value of the reporting unit was determined based on a combination of prices of comparable businesses and present value techniques.

         The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows: (in thousands)

         Beginning Balance                                                              $150,495
           Write-off related to sale of business unit                                       (358)
           Reclassification                                                                4,580
           Impairment Losses                                                             (23,985)
                                                                                        --------
         Ending Balance                                                                 $130,732
                                                                                        ========

         Intangible assets consist mainly of non-compete agreements and a pension plan related intangible asset with lives ranging from 1-14 years. Accumulated amortization of intangible assets was $2.0 million and $1.4 million at December 31, 2002 and 2001, respectively. The gross amount of intangible assets at December 31, 2002 and 2001 was $3.5 million.

         Amortization expense for the year ended December 31, 2000, 2001 and 2002 was $2.8 million, $2.9 million and $0.7 million. Remaining intangible assets will be amortized to expense as follows (in thousands):

         2003                                      $335
         2004                                        94
         2005                                        94
         2006                                        94
         2007 and after                             886

         The following table presents net loss on a comparable basis, after adjustment for goodwill amortization. (in thousands):

                                       Year ended
                           --------------------------------
                             DECEMBER 31,      DECEMBER 31,
                                2000              2001
                           --------------      ------------
     Net loss:
        As reported         $ (41,787)           $(13,421)
        Goodwill
          amortization          3,919               3,919
       Impairment loss
          FAS 142                  --                  --
                            ----------           --------
       Adjusted net loss    $ (37,868)           $ (9,502)
                            ==========           ========

         In connection with the completion of the initial impairment test, We have restated our consolidated statements of operations for the quarterly period ended March 31, 2002. The following table presents the restated net loss:
(in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                          2002
                                                                                   ------------------
     Net loss:
       As reported                                                                      $ (3,045)
       Cumulative effect of a change in accounting
        principle                                                                        (23,985)
                                                                                        --------
     As restated                                                                        $(27,030)
                                                                                        ========

INCENTIVE STOCK OPTION PLAN

         The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for an employee stock option plan ("The Plan"). No compensation cost has been recognized under the Plan, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996.

STOCK OPTION PLAN

         The Company's parent QDI, Inc. adopted The Plan pursuant to which a total of 222,000 shares of QDI, Inc.'s common stock will be available for grant. Fifty percent of each new option granted vests in equal increments over four years. The remaining fifty percent of each new option will vest in nine years, subject to acceleration if certain per-share equity value targets are achieved or, in the event of a sale of the Company. Vesting of the new options occurs only during an employee's term of employment. The new options will become fully vested in the event of a termination of employment without "cause" or for "good reason" within six months following a sale of the Company.

         The stock of QDI, Inc. is no longer traded publicly. The pro forma fair value of options granted during 2000 and 2001 are based upon a model using a risk free rate of 5.76% for 2000 and 4.86% for 2001 for options with an expected life of 10 years. The pro forma fair value of stock options granted in 2000 is $1,049,000 and 2001 is $96,000. No options were granted in 2002. In October 2002 members of senior management forfeited 106,000 options previously granted. At December 31, 2002, a total of 162,900 authorized shares remain available for granting.

         Had compensation cost relating to the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the method described in SFAS 123, the Company's net income (loss) and earnings
(loss) per share common would have been as follows for the years ended December 31:

                                                                   2000           2001          2002
                                                               -----------     ---------     ---------
     Net income (loss) attributable to common stockholders/
         members interest (in thousands)
         As reported                                           $   (43,532)    $ (16,183)    $ (45,497)
         Pro forma                                             $   (43,918)    $ (16,629)    $ (45,815)
     Earnings (loss) per common share:
         As reported                                           $    (21.59)    $  (8.04)     $    N/A
         Pro forma                                             $    (21.78)    $  (8.26)     $    N/A

         Stock option activity for the years ended December 31, 2000, 2001 and 2002 is as follows: (in thousands, except per share data)

                                                                          RANGE OF       AVERAGE
                                                            NUMBER OF      OPTION        EXERCISE        SHARES       EXPIRATION
                                                             SHARES        PRICES         PRICE          VESTED          DATE
                                                            ---------     --------       --------        ------       ----------

     Options outstanding at December 31, 1999                   202        $ 40.00        $ 40.00           23        2008-2009
                                                               ----                                       ----

     2000 option activity:
          Granted                                                61        $ 40.00        $ 40.00            -           2010
          Vesting of prior-year options                           -        $ 40.00        $ 40.00           31        2008-2009
          Canceled                                              (55)       $ 40.00        $ 40.00          (13)       2008-2010
                                                               ----                                       ----

     Options outstanding at December 31, 2000                   208        $ 40.00        $ 40.00           41        2008-2010
                                                               ----                                       ----

     2001 option activity:
          Granted                                                 6        $ 40.00        $ 40.00            -           2011
          Vesting of prior-year options                           -        $ 40.00        $ 40.00           25        2008-2010
          Canceled                                              (15)       $ 40.00        $ 40.00           (6)       2008-2011
                                                               ----                                       ----

     Options outstanding at December 31, 2001                   199        $ 40.00        $ 40.00           60        2008-2011


     2002 option activity:
          Granted                                                 -              -              -            -        2008-2009
          Vesting of prior-year options                           -        $ 40.00        $ 40.00           21        2008-2009
          Canceled                                             (140)       $ 40.00        $ 40.00          (49)       2008-2010
                                                               ----                                       ----
     Options outstanding at December 31, 2002                    59                                         32
                                                               ====                                       ====

OTHER ASSETS

         As of December 31, 2002, deferred loan costs of approximately $3,167,000 are being amortized over 3 to 4 years which represent the remaining lives of the related long-term debt or credit amendments. As of December 31, 2001, $7,316,000 of deferred loan costs remained. Certain portions of these costs were expensed as part of the Fifth Amendment and the Exchange Offer in May, 2002.

RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current year presentation.

ACCRUED LOSS, DAMAGE AND ENVIRONMENTAL CLAIMS

         Through September 14, 2001, the Company maintained liability insurance for bodily injury and property damage with no deductible. From September 15, 2001 to September 14, 2002, liability insurance for bodily injury and property damage was covered in the amount of $75.0 million per incident, with a $2.0 million deductible. There was no aggregate limit on this coverage. As of September 15, 2002, liability insurance for bodily injury and property damage is covered in the amount of $55.0 million per incident, with a $5.0 million per incident deductible. There is no aggregate limit on this coverage. The Company currently maintains workers' compensation insurance coverage with a $1.0 million deductible. The Company has accrued for the estimated self-insured portion of bodily injury, property damage and workmen's compensation claims including losses incurred but not reported.

         The Company is self-insured for damage or loss to the equipment it owns or leases and for any cargo losses. The Company has accrued for the estimated cost of claims reported and losses incurred but not reported.

         The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. Reserves have been recognized for probable losses that can be reasonably estimated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's Series B senior fixed rate subordinated notes is approximately $9.3 million at December 31, 2002. The fair value of the Company's Series B floating interest rate subordinated term notes is approximately $3.5 million at December 31, 2002. The fair value of the Company's 12.5% senior subordinated secured notes is approximately $16.4 million at December 31, 2002. The book value of the Company's remaining variable rate debt approximates fair market value at December 31, 2002. The fair value of derivative financial instruments at December 31, 2001 resulted in a liability of $3.3 million. There were no outstanding derivative financial instruments at the end of 2002.

REVENUE RECOGNITION

         Transportation revenues and related costs are recognized on the date freight is delivered. Other operating revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized as earned. Tank wash revenues are recognized when the wash is performed.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

         The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in membership interest as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other income (expense).

         The components of accumulated other comprehensive loss are as follows:
(in thousands)


                                            December 31,          December 31,
                                                2001                  2002
                                            ------------          ------------
Pension plan minimum liability              $      6,494          $     14,401
Derivative fair value adjustment                   3,346                    --
Foreign currency translation adjustment              989                 1,430
                                            ------------          ------------
                                            $     10,829          $     15,831
                                            ============          ============

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of FAS No. 146 will not materially affect the Company's current financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-based Compensation--Transition and Disclosure--an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for the Company. The new interim disclosure provisions will be effective for the Company in the first calendar quarter of 2003.

         On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect the adoption of this standard to have any impact on the financial position and results of operations.

4. DERIVATIVES

         We utilize derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contacts. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by Statement of Financial Accounting Standards No 133, Accounting For Derivative Instruments and Hedging Activities ("SFAS133"). Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counter parties to these financial instruments; however, counter parties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

         We had approximately $344 million of variable interest debt outstanding at the end of 2001. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation.

         On February 26, 2001, we entered into swap agreements on $30 million and $100 million of our variable interest rate debt. The Company paid counter parties interest at fixed rates of 4.96% and 5.155%. The latter is retroactive to January 1, 2001. Counter parties paid the Company interest at a variable rate equal to LIBOR. These agreements matured and renewed every three months and terminated on August 1, 2002 and July 2, 2002, respectively.

         On March 21, 2001, we entered into a swap agreement on $30 million of our variable interest rate debt. The Company paid counter parties interest at a fixed rate of 4.765%. Counter parties paid the Company interest at a variable rate equal to LIBOR. This agreement matured and renewed every three months and terminated September 22, 2002.

         At December 31, 2001, we had interest rate swaps with a notional amount of $160 million. The notional amount does not represent a measure of exposure of the Company. At December 31, 2002 we had no active swap agreements.

         At December 31, 2001, we entered into short-term foreign currency agreements to exchange US dollars (US $0.3 million) for Canadian dollars (CN $0.48 million). The purpose of these agreements was to hedge against fluctuations in foreign currency exchange rates. We were required to make US dollar payments at a 1.59% fixed exchange rate. The market risk based upon a 10% fluctuation in the exchange rate was immaterial. At December 31, 2002 there were no active foreign currency hedge agreements.

         A reconciliation of current period changes in comprehensive income as it relates to derivatives follows: (In thousands)

                                                             Year ended      Year ended
                                                              12/31/01        12/31/02
                                                             ----------      ----------

         Balance beginning of period                          $    337        $(3,346)
         Current period declines in fair value                  (5,366)          (231)
         Reclassifications to earnings                           1,683          3,577
                                                              ---------       -------
         Balance at end of period                             $ (3,346)       $   --
                                                              ========        =======

HEDGES OF FUTURE CASH FLOWS

         The ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at December 31, 2001, and as such, there were no earnings reclassifications at December 31, 2001 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness in 2001 related to the hedge of future cash flows. As of December 31, 2002, there are no outstanding hedges.

5. ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31: (in thousands)

                                                                        2001               2002
                                                                     ---------          ---------
     Trade accounts receivable                                       $  85,245          $  75,208
     Affiliate and owner-operator receivables                            4,981              3,812
     Employee receivables                                                   29                 66
     Other                                                               4,164              4,188
                                                                     ---------          ---------
                                                                        94,419             83,274
     Less allowance for doubtful accounts                               (9,272)            (7,846)
                                                                     ---------          ---------
                                                                     $  85,147          $  75,428
                                                                     =========          =========

         The activity in the allowance for doubtful accounts for each of the three years ended December 31 is as follows (in thousands):

                                                   2000             2001            2002
                                                  -------         -------         -------
     Balance, beginning of period                 $ 6,438         $ 9,779         $ 9,272
        Additions                                   4,295           1,732           6,429
        Write-off of bad debts                       (954)         (2,239)         (7,855)
                                                  -------         -------         -------
     Balance, end of period                       $ 9,779         $ 9,272         $ 7,846
                                                  =======         =======         =======

         As of December 31, 2001 and 2002, approximately 85 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. For 2002, Dow Chemical Company accounted for 12.6% of the Company's operating revenues. In 2000 and 2001, the largest customer accounted for approximately 7.5% and 12.5% of operating revenues, respectively.

6. FIXED ASSETS

         Property and equipment consisted of the following at December 31 (in thousands):

                                                      2001              2002
                                                   ---------         ---------
     Land and improvements                         $  13,180         $  12,147
     Buildings and improvements                       21,420            22,363
     Revenue equipment                               278,435           259,706
     Other equipment                                  35,652            46,465
     Accumulated depreciation                       (171,328)         (187,120)
                                                   ---------         ---------
     Property and equipment, net                   $ 177,359         $ 153,561
                                                   =========         =========

         Depreciation expense was $32,502,000, $30,489,000 and $31,150,000 for the periods ending December 31, 2000, 2001 and 2002, respectively. The capitalized cost of equipment under capital leases, which is included in tractors and trailers in the accompanying consolidated balance sheets, was as follows at December 31, 2002. We had no capitalized leases as of December 31, 2001.

         Our capital leased equipment consists of the following at December 31, 2002 (in thousands):


                                                     2002
                                                   -------
     Tractors and trailers                         $   881
     Less accumulated depreciation                     (28)
                                                   -------
                                                   $   853
                                                   =======

At December 31, 2002, the capital lease obligations was $574 thousand and is included in current maturities of indebtedness.

7. ACCRUED EXPENSES

         Accrued expenses include the following at December 31 (in thousands):

                                                     2001           2002
                                                  (RESTATED)
                                                    -------        -------
     Bank overdraft                                 $17,043        $11,207
     Loss and damage claims                           5,026          9,502
     Environmental liabilities                        6,409          5,662
     Severance, relocation and integration            1,714              -
     Salaries, wages and benefits                     5,052          5,023
     Restructure reserve                                471            990
     Accrued interest                                 5,693          4,076
     Other                                            8,143          7,788
                                                    -------        -------
                                                    $49,551        $44,248
                                                    =======        =======

         In connection with the acquisition of Chemical Leaman Corporation ("CLC") in 1998, $17.5 million of restructuring related costs was recorded as part of purchase accounting. These costs included $14.0 million of severance, bonuses and other termination-related costs to be incurred in connection with identified staff reductions, $0.5 million costs in connection with the disposition (closure) of certain facilities and $3.0 million of other costs.

         During 2000 and continuing in 2001 and 2002, the Company initiated cost cutting measures as part of a company-wide reorganization. The costs associated with this reorganization include severed employees' wages and benefits. The Company accrued $3.2 million in 2000, $1.1 million in 2001 and $1.8 million in 2002, respectively. In 2002 we eliminated approximately 70 employees. The Company expects to finalize the termination of these employees in 2003. The reconciliation of the activity is as follows: (in thousands)

                                                    2000                  2001                 2002
                                                 ---------              --------             --------
     Beginning Balance                           $       -              $  1,334             $   471
     Additions                                       3,200                 1,049               1,804
     Payments                                       (1,866)               (1,912)             (1,285)
                                                 ----------------------------------------------------
     Ending Balance                              $   1,334              $    471             $   990
                                                 ====================================================

8. LONG-TERM INDEBTEDNESS

         Long-term debt consisted of the following: (in thousands)

                                                                                                December 31         December 31
                                                                                                   2001                2002
                                                                                                -------------------------------
     Tranche A term loan, principal of $211 due quarterly with the balance
          due in 2004                                                                             $81,586            $ 80,742
     Tranche B term loan, principal of $247 due quarterly with the balance
          due in 2005                                                                              95,184              94,196
     Tranche C term loan, principal of $211 due quarterly with the
          balance due in 2006                                                                      81,586              80,742
     Tranche D term loan, balance due in 2006                                                      15,000               5,000
     Revolving credit facility, including sub-limit                                                30,500              26,000
                                                                                                --------------------------------
     Total borrowings under credit agreement                                                      303,856             286,680
     12 1/2% senior subordinated secured notes due 2008                                                --              56,080
     Bond carrying value in excess of face value                                                       --              13,256

     Series B senior subordinated notes, principal due in 2006,interest payable
          semi-annually at 10% per annum                                                           88,000              18,100

     Series B floating interest rate subordinated term notes, principal  due in
          2006,interest payable semi-annually at LIBOR plus 4.81%                                  21,500               7,500

     Series B senior subordinated notes, principal due in 2006,interest payable
          semi-annually at 10% per annum, owned by related parties                      12,000                  --

     Series B floating interest rate subordinated term notes, principal due in
          2006,interest payable semi-annually at LIBOR plus 4.81%,owned by
          related parties                                                               18,500                  --
                                                                                     ---------------------------------

     Long-term debt, including current maturities                                      443,856             381,616
     Less current maturities of long-term debt
          (excluding capital lease obligations)                                         (2,677)             (2,677)
                                                                                     ---------------------------------
     Long-term debt, less current maturities                                         $ 441,179           $ 378,939
                                                                                     =================================

         QDI Inc. and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated as of April 10, 2002, as supplemented May 10, 2002 by Supplement No. 1 thereto dated as of May 10, 2002 (as so supplemented, the "Offering Memorandum"):

- commenced an offer to exchange up to $87.0 million principal amount of QDI Inc.'s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTS) (together, the "QDI Notes") for a combination of certain debt and equity securities, including the 12 1/2% Senior Subordinated Secured Notes due 2008 of the Company (the "New Notes");

- commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI Notes to eliminate many of the restrictive covenants contained in that indenture; and

- entered into lock-up agreements with certain affiliates of Apollo Management, L.P., the Company's controlling stockholder ("Apollo"), certain affiliates of Ares Management, L.P. and certain members of QDI Inc.'s management, who collectively held $53.0 million aggregate principal amount of the QDI Notes.

         The exchange offer for the QDI Notes and the consent solicitation were consummated on May 30, 2002. On such date, QDI Inc. accepted for exchange $61.4 million aggregate principal amount of the QDI Notes (excluding the $53.0 million aggregate principal amount of the QDI Notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI Notes tendered, a combination of debt and equity securities consisting of:

-        $650 principal amount of the New Notes;

-        $150 principal amount of 12% Junior Notes and;

- 2.0415 warrants, each to purchase one share of QDI Inc.'s common stock at an exercise price of $5 per share.

         Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI Inc.'s management, on May 30, 2002:

- Ares exchanged its QDI Notes for the same combination of debt and equity securities indicated above for tendering holders;

- Apollo and QDI Inc.'s management group exchanged their respective QDI Notes for shares of QDI Inc.'s 13.75% preferred stock; and

- Apollo purchased for cash an additional $10 million of QDI Inc.'s 13.75% preferred stock, all of the proceeds of which were used by QDI Inc. to retire certain borrowings under our credit agreement for which Apollo had provided credit support.

         In connection with the formation of the Company, all equity and obligations of QDI Inc. were treated as additional paid-in capital of the Company. See Consolidated Statement of Membership Interest at December 31, 2002 for information regarding changes in equity related to the Exchange Offer.

         As a result of the transactions, on May 30, 2002, the Company issued $54.5 million aggregate principal amount of its New Notes to the holders of QDI Notes participating in the transactions and to Ares. Such notes are guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Company's obligations under the notes and the guarantor's obligations under the guarantees are secured by a second priority lien, subject to certain exceptions, on all of the Company's domestic assets and the domestic assets of the guarantors that secure the credit agreement and the interest rate protection and other hedging agreements permitted thereunder, excluding capital stock and other securities owned or held by the Company or the Company's existing and future subsidiaries. Such notes bear interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum is payable in cash and 5 1/4% per annum is payable in kind, subject to increases in the cash portion if total leverage ratio or senior leverage ratio targets are met.

         The accounting for the exchange offer followed the requirements of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("FAS 15"). A comparison was made between the future cash outflows associated with the New Notes and the Junior PIK Notes (including principal, interest and related costs), and the recorded liabilities related to the QDI Notes. The carrying value of the QDI Notes tendered and exchanged on May 30, 2002 became the carrying value of the New Notes, less the fair value of the Warrants, Junior PIK Notes and 13.75% preferred stock issued by QDI, Inc. Interest expense associated with the New Notes will be calculated using the effective interest method, which is less than the stated interest rates. There was no gain or loss for accounting purposes in connection with the exchange of the New Notes and the Junior PIK Notes for the QDI notes.

         The carrying amount of the New Notes has been adjusted by $14.3 million to reflect accounting under FAS15 and will be amortized over the life of the New Notes as a reduction in interest expense. After the closing of the transactions, $25.6 million in aggregate principal amount and carrying amount of the QDI Notes remains outstanding. In addition, as a result of the closing of the transactions, the amendments to the financial covenants contained in the Fifth Amendment to our credit agreement previously entered into by QDI Inc. and the Company became effective as discussed previously.

         In connection with the exchange offering, deferred debt issue costs relating to the fourth amendment to the Company's credit agreement totaling approximately $4.2 million and legal and advisory fees relating to the exchange offer totaling approximately $5.9 million were recorded as transaction expenses.

TRANCHE A, B, C AND D TERM LOANS

         Tranche A Term Loans bear interest at the option of the Company at (a) ..075% in excess of the base rate equal to the higher of 1/2 of 1.0% in excess of the federal funds rate or the rate that Credit Suisse/First Boston ("CSFB") as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the "Base Rate"), or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (5.25% at December 31, 2002).

         Tranche B Term Loans bear interest at the option of the Company at (a) 1.25% in excess of the Base Rate or (b) 3.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (5.53% at December 31, 2002).

         Tranche C Term Loans bear interest at the option of the Company at (a) 1.50% in excess of the Base Rate and (b) 4.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios 5.75% at December 31, 2002).

         Tranche D Term Loans bear interest at the option of the Company at (a) 1.00% in excess of the Base Rate and (b) 2.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (5.25% at December 31, 2002).

     REVOLVING CREDIT FACILITY

         The Company has a $75.0 million revolving credit facility, which may include letters of credit, available until June 9, 2004 to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions. The revolving credit facility further provides for a $15.0 million sublimit to be made available to Levy, an indirect wholly-owned subsidiary of the Company. Amounts drawn under the sublimit will be drawn in Canadian dollars.

         Interest on the Revolving Credit Facility is, at the option of the Company, (a) .75% in excess of the Base Rate or (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the Sublimit will be based on Canadian dollar bankers' acceptances and the Canadian prime rate (4.5% at December 31, 2002).

         The credit agreement provides for payment by the Company in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit, or a fronting fee equal to 3/8 of 1.0% on the aggregate outstanding stated amounts of such letters of credit.

         Levy will pay an acceptance fee equal to the Applicable Margin that would be payable on Eurodollar Loans under the revolving credit facility on the drawing date of each loan drawn under the sublimit.

         The Company pays a commitment fee equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

         The credit agreement was amended (the Fourth Amendment) on December 14, 2001. The new financial covenants were less restrictive than the previously existing covenants and covered the period through December 31, 2002. The Fourth Amendment restricted the amount of incremental future availability of the revolving credit facility as of the date of the Amendment to $15.0 million, including letters of credit, plus places restrictions on the amount of capital expenditures allowed. At December 31, 2002, the Company had $26.7 million available under the revolving credit facility. At December 31, 2002, we had $22.1 million in letters of credit outstanding.

         On April 5, 2002, we entered into a fifth amendment (the "Fifth Amendment") to our credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003, and further amended those financial covenants through the date of the final maturity of our credit agreement in 2005. Such revised covenants are less restrictive than the previously existing covenants for the period ending March 31, 2003 through final maturity of our credit agreement. There can be no assurance that we will be able to comply with these revised financial covenants.

         Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

SERIES B NOTES

         The Series B Notes are guaranteed on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The subordinated floating interest rate on Series B Notes was 6.22% at December 31, 2002.

         The Company may redeem the Series B fixed rate notes, in whole at any time or in part from time to time, on and after June 15, 2002, upon not less than 30 nor more than 60 days notice, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                           YEAR                                    PERCENTAGE
                           2003                                         102.5%
                           2004 and thereafter                          100.0%

         The Company may redeem the Series B floating rate notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                           YEAR                                    PERCENTAGE

                           2003 and thereafter                       100.0%

COLLATERAL AND GUARANTEES

         The loans and letters of credit under the revolving credit agreement are guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries, excluding Bulknet (collectively, the "Bank Guarantors"). The obligations of the Company and the Bank Guarantors are secured by a first priority perfected lien on substantially all of the properties and assets of the Company and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by the Company and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of the Company are required to be pledged.

         Under the terms of the Company's credit agreement, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement and the indenture governing the Series B notes contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions and the payment of dividends.

DEBT RETIREMENT

         Scheduled maturities of long-term debt and capital lease obligation for the next five years and thereafter are as follows: (in thousands)

         YEAR ENDING DECEMBER 31:
                                                                                                            CAPITAL
                TRANCHE         TRANCHE       TRANCHE     TRANCHE                     OLD          NEW       LEASE
                   A               B             C           D        REVOLVER       BONDS        BONDS    OBLIGATION      TOTAL
            ---------------------------------------------------------------------------------------------------------------------
    2003       $   846        $   985        $   846                                                          574       $   3,251
    2004        79,896            984            845                  $26,000                                             107,725
    2005                       92,227         39,843                                                                      132,070
    2006                                      39,208      $5,000                   $25,600                                 69,808
    2007                                                                                                                      --
    After                                                                                      $56,080                     56,080

            ---------------------------------------------------------------------------------------------------------------------
              $ 80,742        $94,196        $80,742      $5,000      $26,000      $25,600     $56,080        574         368,934
            =====================================================================================================================

            Bond carrying value in excess of face value                                                                    13,256
                                                                                                                        ---------
            Total indebtedness at 12/31/02                                                                               $382,190
                                                                                                                         ========

The New Bonds carrying value include $1.6 million in payable-in-kind interest as of December, 31, 2002. At the June 15, 2008 due date $20.1 million of payable-in-kind interest will be due.

9. INCOME TAXES

         Income taxes from continuing operations consisted of the following for the years ended December 31:

                                                   2000           2001           2002
                                                 -------          -----         ------
     Current taxes:
         Federal                                 $    --          $  --         $  550
         Foreign                                      40            582            170
         State                                       397            449            300
                                                 -------          -----          -----
                                                     437          1,031          1,020
                                                 -------          -----          -----

     Deferred taxes:
         Federal                                  22,480             --             --
         Foreign                                     348            104            423
         State                                     7,960             --             --
                                                 -------         ------         ------
                                                  30,788            104            423
                                                 -------         ------         ------

     Provision (benefit) for income taxes        $31,225         $1,135         $1,443
                                                 =======         ======         ======

         The net deferred tax asset (liability) consisted of the following at December 31:

                                                                                         2001             2002
                                                                                         ----             ----
         Deferred tax assets:
         Environmental reserve                                                       $ 14,474          $ 11,216
         Tax credit carryforwards                                                       2,946             2,457
         Self-insurance reserves                                                        2,639             3,467
         Allowance for doubtful accounts                                                3,055             2,606
         Accrued vacation pay                                                             328               189
         Pension                                                                        3,563               543
         Bond Discount                                                                  4,965             4,415
         Net operating loss carryforwards                                              29,299            33,570
         Restructuring accruals                                                           743               455
         OID subordinated debt                                                            --                512
         Other accruals                                                                 2,445             1,483
         State taxes, net                                                               3,798             3,110
                                                                                      --------         --------
                                                                                       68,255            64,023

         Less valuation allowance                                                     (33,960)          (31,523)
                                                                                      --------         --------
                                                                                       34,295            32,500
                                                                                      --------         --------
     Deferred tax liabilities:
         Property and equipment basis differences                                     (31,262)          (31,388)
         Capital leases treated as operating leases for tax purposes as lessor         (1,231)              --
         Deferred environmental                                                        (1,447)              --
         Tires                                                                            --               (933)
         Other                                                                         (1,625)           (1,540)
                                                                                      --------         --------
                                                                                      (35,565)          (33,861)
                                                                                      --------         --------

     Net deferred tax (liability)                                                      (1,270)           (1,361)
                                                                                      --------          --------

     Long-term net deferred tax (liability)                                          $ (1,270)         $ (1,361)
                                                                                     ========          ========

         The Company has provided a valuation allowance against net deferred tax assets, due to cumulative losses in recent years.

         The Company's effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31:

                                                           2000            2001           2002
                                                        -------         -------        -------
     Tax (benefit) at the statutory rate                $(3,591)        $(4,056)       $(5,458)
     State income taxes, net of federal benefit             397            (411)          (624)
     Amortization of goodwill                             1,294           1,295            --
     Foreign taxes                                          388             313          1,451
     Equity in earnings of foreign subs                       -               -            762
     Valuation allowance                                 32,573           3,413          5,126
     Other                                                  164             581            186
                                                        -------         -------        -------

     Provision (benefit) for income taxes               $31,225         $ 1,135        $ 1,443
                                                        =======         =======        =======

         At December 31, 2002, the Company has approximately $99 million in net operating loss carryforwards and $2.5 million in alternative minimum tax credit carry forwards. The net operating loss carryforwards will expire in the years 2011 through 2022 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carry forwards and $1.9 of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to their acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal

Revenue Code. The Company has state net operating loss carry forwards which expire over the next 2 to 20 years.

         The Company filed for and received a refund of $4.4 million in previously paid federal income tax as a result of carrying back a portion of the 1998 net operating loss. This refund claim is currently under examination by the Internal Revenue Service. The resolution of this examination is still uncertain, however, we have provided $0.6 million of tax expense in connection with this matter in 2002.

10. EMPLOYEE BENEFIT PLANS

         The Company maintains two noncontributory defined benefit plans resulting from a prior acquisition that covers certain full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law.

         Effective November 1, 2001, the Company amended the collective bargaining agreement plan to freeze benefit accruals and allow participants to retire as early as age 50 with unreduced benefits. Since no prior service cost base existed prior to the amendment and the projected benefit obligation was not impacted by the change, there was no impact on the accrued pension cost.

         The components of net periodic pension cost are as follows at December 31 (in thousands):


     COMPONENTS OF NET PERIODIC PENSION COST       2000        2001       2002
                                                  -------    -------     ------
     Service cost                                 $   252    $   224    $   252
     Interest cost                                  2,641      2,717      2,792
     Expected Return on plan assets                (2,721)    (2,518)    (2,150)
                                                  -------    -------     ------
     Net periodic pension cost                    $   172    $   423    $   894
                                                  =======    =======    =======

         The actuarial assumptions used in accounting for the plans are as follows at December 31:

                                                              2000     2001    2002
                                                              ----     ----    ----
     Discount rates                                           7.50%    7.25%   6.75%
     Expected long-term rates of return on plan assets        8.00%    8.00%   8.00%

         The following table sets forth the change in the benefit obligation, change in plan assets and funded status of the two plans: (in thousands)

                                                                      DECEMBER 31,
                                                                 2001             2002
                                                               --------         --------
     CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year               $ 37,257         $ 39,928
         Service cost                                               224              252
         Interest cost                                            2,717            2,792
         Amendments                                               1,372               --
         Actuarial (gain)/loss                                    1,376            3,491
         Benefits and expenses paid                              (3,018)          (3,159)
                                                               --------         --------
         Benefit obligation at end of year                     $ 39,928         $ 43,304
                                                               ========         ========
     CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year        $ 31,574         $ 30,782
         Actual return on plan assets                              (502)          (2,173)
         Contributions                                            2,728            2,767
         Benefits and expenses paid                              (3,018)          (3,159)
                                                               --------         --------
         Fair value of plan assets at end of year              $ 30,782         $ 28,217
                                                               ========         ========

     UNFUNDED STATUS
         Unrecognized net actuarial (gain) loss               $  6,396         $ 14,304
         Unrecognized prior service cost                         1,356            1,262
         Adjustment to recognize minimum liability              (7,752)         (15,566)
                                                               --------         --------
         Accrued pension expense (included in other
            non-current liability)                            $ (9,146)        $(15,087)
                                                               ========         ========

         The Company charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $2.0 million, $1.6 million and $1.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

         In 2001, the Company established a Deferred Compensation Plan for its executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. The Company may credit participant's accounts with a discretionary contribution at its sole discretion. No such contribution was made in 2001 or 2002.

11. CAPITAL STOCK

         QDI, Inc. has authorized 5.0 million shares, par value, $.01 per share, of "preferred stock." Shares of preferred stock may be issued from time to time, in one or more series, with such designation, assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions thereof as the Board of Directors of QDI, Inc. from time to time may adopt by resolution.

          No holder of preferred shares of QDI, Inc. shall have any preferential or preemptive right to subscribe for, purchase or receive any share of stock, any options or warrants for such shares, any rights to subscribe to or purchase such shares or any securities which may at any time or from time to time be issued, sold or offered for sale. As a result of the May 30, 2002 Exchange Offer, all preferred shares issued by QDI, Inc., the parent of QD, LLC continue to be outstanding.

         The Board of Directors has authorized the issuance of 13.75% Senior Exchangeable Preferred Stock. The designation, assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions on such preferred stock are summarized below.

13.75% MANDATORILY REDEEMABLE PREFERRED STOCK

         In 1998, QDI, Inc. issued 105,000 shares of 13.75% non-voting Senior Exchangeable Preferred Stock with a liquidation preference of $100. Dividends are payable quarterly commencing December 15, 1998 and are cumulative. Any dividends not paid in cash prior to September 15, 2001 may be paid in additional shares of Senior Exchangeable Preferred Stock. All shares are mandatorily redeemable on September 15, 2006 at 100% of the liquidation preference plus all accrued dividends.

         At its option, QDI, Inc. may redeem the Senior Exchangeable Preferred Stock after September 15, 2003 for a percentage of liquidation preference in 2003 at 106.88%, 2004 at 103.44%, 2005 and thereafter at 100%. Prior to
September 15, 2003, Company may retire this stock from the proceeds of an initial public offering for 113.75% of liquidation preference. As a result of the May 30, 2002 Exchange Offer, all preferred shares issued by QDI, Inc., the parent of QD, LLC continue to be outstanding.

COMMON STOCK

         QDI, Inc. has 15.0 million shares $.01 par value of common stock authorized and had 2.02 million and 2.00 million shares outstanding at December 31, 2000 and 2001, respectively. One shareholder has the right to "put" 30 thousand shares to QDI, Inc. in 2003 for the current market value per share. Accordingly, these shares were classified as mandatorily redeemable.

         In connection with the recapitalization, the Company made limited recourse secured loans to shareholders which bear interest at LIBOR plus 2%. The loans are secured by a pledge of approximately 44,000 shares of the Company's common stock and options to purchase 44,000 shares of the Company's common stock. As a result of the May 30, 2002 exchange offer, the notes are recorded by QDI, Inc. the parent company to QD LLC.

         The principal amount of the loans is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for these loans were $1,776 at December 31, 2001. Pursuant to the Exchange Offer, the Company became successor to QDI, Inc. and accordingly issued membership interest rather than common stock. As a result of the May 30, 2002 Exchange Offer all common shares issued by QDI Inc., the parent of QD LLC continue to be outstanding.

12.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

                  The Company leases revenue and other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 2002 are as follows: (in thousands)

                                                               OPERATING
         YEAR ENDING DECEMBER 31,                                LEASES
                                                               ---------

                2003                                           $3,150
                2004                                            2,072
                2005                                            1,759
                2006                                            1,190
                2007 and after                                     --

                  Rent expense under operating leases was $6,447,000, $4,286,000 and $4,326,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

         ENVIRONMENTAL MATTERS

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

                  Facility managers are responsible for environmental compliance. Self-audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate's operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates. Our staff includes environmental experts who develop policies and procedures, including periodic audits of our terminals, tank cleaning facilities, and historic operations, in an effort to avoid circumstances that could lead to future environmental exposure.

                  As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

                  We have also been named a potentially responsible party ("PRP"), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws.

                  We are currently solely responsible for remediation of the following two federal Superfund sites:

                  Bridgeport, New Jersey. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup. A groundwater remedy design has subsequently been approved by the EPA and is under consideration.

                  In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. A remedial design for this remedy is currently under consideration by EPA and the State of New Jersey. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

                  CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims for $33.0 million. We received $21.5 million of the settlement proceeds in late 1999 and the balance in early 2000.

                  West Caln Township, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

         - pay the EPA for installation of an alternate water line to provide water to area residents;

         -        perform an interim groundwater remedy at the site; and

         - conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).


                  CLC has paid all costs associated with installation of the waterline. CLC has completed a groundwater study, and has submitted designs for a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater remedy is necessary. Field sampling for soil remediation and activities for the design of a soil remediation system have been completed. Soil remediation will include the use of both a low temperature thermal treatment unit and a soil vapor extraction system. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

                  Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also named as co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York, its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We currently have reserves in the amount of $33.0 million for liabilities associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County, West Virginia and the other matters discussed above.

                  The activity in the environmental liability reserves is as follows: (in thousands)

                                                  2000         2001          2002
                                                 -------      --------      -------

         Beginning Balance at January 1          $62,891      $ 53,238      $42,572
           Payments                               (7,852)      (10,666)      (3,636)
           Reserve Adjustments                    (1,801)           --       (5,950)
                                                 -------      --------      -------
                                                 $53,238      $ 42,572      $32,986
                                                 =======      ========      =======

                  The balances presented include both long term and current environmental reserves, of which $5.6 million is included in accrued expenses in the Consolidated Balance Sheet. We expect these environmental obligations to be paid over the next five to seven years.

13.      OTHER TRANSACTIONS WITH RELATED PARTIES

                  QDI Inc. and Apollo Management have entered into a management agreement whereby we retained Apollo Management to provide financial and strategic advice to us. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to us as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or us to the other party thereto. Under this agreement we recognized $500,000 in selling and administrative expense in 2000 and 2001. The agreement was suspended for 2002 and therefore we did not recognize any selling and administrative expense for these services. In 2002 we provided advisory and consulting services to Apollo Management and certain of its affiliates. The fee for these services was $300,000, and was recorded as a reduction in selling and administrative costs in 2002.

                  An executive of the Company owns a minority interest in a firm that provides information technology services to the company. Total amounts paid by the Company to the firm during 2000, 2001 and 2002 were $344,000, $532,000, and $407,000 respectively.

                  In August 2001, QDI entered into an agreement to affiliate the facilities in Bridgeport, NJ with a director/ shareholder. The director/ shareholder has been operating this location under the affiliate program. The aggregate 2002 revenue for those operations was $8.8 million. As of December 31, 2002 $0.1 million was owed to the Company in connection with this affiliate operation.

                  During 2001, Apollo and certain members of our management acquired, in aggregate, $30.5 million of QDI's Series B Notes.

                  Pursuant to a Put and Call agreement dated December 14, 2001 between Apollo and the senior lender, administrative agent under our credit agreement, at the request of any of the Tranche D participating banks (as defined in the credit agreement) and after certain triggering events, Apollo is required to purchase all of the Tranche D term loans held by such Tranche D banks. In addition, Apollo has the right, in its sole discretion, to purchase all or any part of the Tranche D term loans from the Trance D banks at any time.

14.      GEOGRAPHIC SEGMENTS

                  The Company's operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the years ended December 31, 2000, 2001 and 2002 is as follows: (in thousands)

                                                                  2000
                                       ----------------------------------------------------------------
                                         U.S.         INTERNATIONAL     ELIMINATIONS       CONSOLIDATED
                                       --------       -------------     ------------       ------------

Operating revenues                     $544,699          $11,848          $     --           $556,547
Net operating income                     28,797              797                --             29,594
Identifiable assets                     436,574           32,298           (15,799)           453,073
Depreciation and amortization            33,155            2,126                --             35,281
Capital expenditures                     19,623            3,456                --             23,079

                                                                  2001
                                                               (RESTATED)
                                       ----------------------------------------------------------------
                                         U.S.         INTERNATIONAL     ELIMINATIONS       CONSOLIDATED
                                       --------       -------------     ------------       ------------

Operating revenues                     $501,531          $ 9,170          $     --           $510,701
Net operating income                     27,400              919                --             28,319
Identifiable assets                     448,408           15,018           (15,288)           448,138
Depreciation and amortization            31,848            1,562                --             33,410
Capital expenditures                     36,631              781                --             37,412

                                                                  2002
                                       ----------------------------------------------------------------
                                         U.S.         INTERNATIONAL     ELIMINATIONS       CONSOLIDATED
                                       --------       -------------     ------------       ------------

Operating revenues                     $507,983          $ 8,555          $     --           $516,538
Net operating income                     27,022              261                --             27,283
Identifiable assets                     367,914           31,888           (12,537)           387,265
Depreciation and amortization            30,297            1,526                --             31,823
Capital expenditures                     15,221               65                --             15,286

15.      OTHER OPERATING CHARGES

                  Our operating expenses have been impacted by several charges in both 2001 and 2002. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $1.0 million and $1.8 million in 2002 and 2001, respectively. In addition we had charges related to the prior operations of Chemical Leaman of $2.4 million and $2.3 million in 2001 and 2002, respectively, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998.

                  Selling and administrative expenses in the fourth quarter of 2002 include a $3.9 million charge to increase the reserve for uncollectible accounts, due to increased collection efforts on trade receivables and receivables from terminated owner-operators and affiliates. Additionally, a $4.0 million reduction in environmental liabilities was recorded, reflecting lower than anticipated environmental clean-up costs based on new estimates of existing sites.

16.      GUARANTOR SUBSIDIARIES

                  The 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate subordinated Term Notes due 2006 of QDI Inc. and the 12-1/2% senior subordinated secured notes of the Company are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries, (the Guarantors). Each of the Company's direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries.

                  The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to all the Company's indebtedness, including the New Notes and other obligations, depends on the earning of subsidiaries and its ability to received funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis.

                  The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

                  The following condensed consolidating financial information presents:

                  Condensed consolidating balance sheets at December 31, 2001 and 2002 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 2002.

         The parent company, non-guarantor subsidiaries and combined guarantor subsidiaries.

                  Elimination entries necessary to consolidate the parent company and all its subsidiaries.

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 2002

                                                                    GUARANTOR      NON-GUARANTOR
                                                       PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                     ---------     ------------    -------------   ------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents                         $      --       $     284       $     377              --       $     661
      Accounts receivable, net                              --          82,876          (7,448)             --          75,428
Current maturities of other receivable                      --             991              --              --             991
Inventories                                                 --             792             106              --             898
   Prepaid expenses                                         --           5,080             106              --           5,186
   Prepaid tires                                            --           7,709             185              --           7,894
      Other                                                 --           1,587              --              --           1,587
                                                     ---------       ---------       ---------       ---------       ---------
     Total current assets                                   --          99,319          (6,674)             --          92,645

Property and equipment, net                                 --         145,946           7,615              --         153,561
Intangibles and goodwill                                    --         131,869             448              --         132,317
Deferred income taxes                                       --              --              --              --              --
Investment in subsidiaries                             164,314              --              --         164,314              --
Other assets                                           100,000           8,738               4        (100,000)          8,742
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 264,314       $ 385,872       $   1,393       $(264,314)      $ 387,265
                                                     =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       Indebtedness                                  $   3,251       $      --       $      --       $      --       $   3,251
   Accounts payable                                         --          11,954           1,402              --          13,356
   Inter-company                                            --          21,881         (21,881)             --              --
   Affiliates and Owner-operators payable                   --          10,571              33              --          10,604
   Accrued expenses                                         --          44,248              --              --          44,248
   Income taxes payable                                     --           1,268             301              --           1,569
                                                     ---------       ---------       ---------       ---------       ---------
     Total current liabilities                           3,251          89,922         (20,145)             --          73,028

Long term debt, less current maturities                373,939              --           5,000              --         378,939
Accrued loss and damage claims                              --           4,905              --                           4,905
Environmental liabilities                                   --          27,324              --              --          27,324
Other long-term liabilities                                 --         112,751              --        (100,000)         12,751
Deferred income tax                                         --          (1,175)          2,536              --           1,361
                                                     ---------       ---------       ---------       ---------       ---------
     Total liabilities                                 377,190         233,727         (12,609)       (100,000)        498,308
                                                     ---------       ---------       ---------       ---------       ---------
Minority interest in subsidiaries                           --           1,833              --              --           1,833

Membership interest:
   Membership interest and paid-in capital             176,436          97,414          15,127        (112,541)        176,436
   Accumulated earnings (deficit)                      (83,892)         52,898             (42)        (52,856)        (83,892)
      Stock recapitalization                          (189,589)             --             (55)             55        (189,589)
   Other comprehensive (loss)                          (15,831)             --          (1,028)          1,028         (15,831)
                                                     ---------       ---------       ---------       ---------       ---------
     Total membership interest                        (112,876)        150,312          14,002        (164,314)       (112,876)
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 264,314       $ 385,872       $   1,393       $(264,314)      $ 387,265
                                                     =========       =========       =========       =========       =========

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 2001 (RESTATED)

                                                              GUARANTOR      NON-GUARANTOR
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ---------     ------------    -------------   ------------    ------------

ASSETS
Current assets:
   Cash and cash equivalents                   $      --       $   1,909       $     303                       $   2,212
   Accounts receivable, net                                       82,263           2,884                          85,147
   Current maturities and other
       receivables                                                   891              --                             891
   Inventories                                                       874             269                           1,143
   Prepaid expenses                                                5,617             150                           5,767
   Prepaid tires                                                   8,577             391                           8,968
   Income tax recoverable                                            306              --                             306
   Other                                                           1,775              --                           1,775
                                               ---------       ---------       ---------       ---------       ---------
     Total current assets                             --         102,212           3,997              --         106,209

Property and equipment, net                                      160,998          16,361                         177,359
Intangibles and Goodwill, net                                    151,969             806                         152,775
Insurance proceeds and other
     environmental receivables                                        --              --                              --
Deferred income taxes                                                 --              --                              --
Investment in subsidiaries                       226,138              --              --        (226,138)             --
Other assets                                     100,000          11,791               4        (100,000)         11,795
                                               ---------       ---------       ---------       ---------       ---------
                                               $ 326,138       $ 426,970       $  21,168       $(326,138)      $ 448,138
                                               =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       indebtedness                            $   2,677       $      --       $      --       $      --           2,677
   Accounts payable                                   --          11,432           1,985              --          13,417
Inter-company
   Affiliates and                                     --          (1,133)          1,133              --              --
       owner-operators payable                        --           4,902              28              --           4,930
   Accrued expenses                                   --          49,551              --              --          49,551
   Income taxes payable                               --             663             429              --           1,092
                                               ---------       ---------       ---------       ---------       ---------
     Total current liabilities                     2,677          65,415           3,575              --          71,667

Long-term debt, less current
     maturities                                  441,179              --              --              --         441,179
Environmental liabilities                             --          36,163              --              --          36,163
Other long-term liabilities                           --         113,744              --        (100,000)         13,744
Deferred income tax                                   --          (1,189)          2,459              --           1,270
                                               ---------       ---------       ---------       ---------       ---------
     Total liabilities                           443,856         214,133           6,034        (100,000)        564,023
                                               ---------       ---------       ---------       ---------       ---------

Mandatory redeemable common stock                  1,210              --              --              --           1,210
                                               ---------       ---------       ---------       ---------       ---------
Mandatory redeemable preferred stock              16,499              --              --              --          16,499
                                               ---------       ---------       ---------       ---------       ---------
Minority interest in subsidiaries                     --           1,833              --              --           1,833
                                               ---------       ---------       ---------       ---------       ---------
Shareholders' equity:
   Common stock and additional
       paid-in capital                           105,564         149,653          15,082        (164,735)        105,564
   Retained earnings (deficit)                   (38,395)         61,351           1,195         (62,546)        (38,395)
   Treasury Stock                                   (402)             --              --              --            (402)
   Stock recapitalization                       (189,589)             --             (55)             55        (189,589)
   Other comprehensive gain (loss)               (10,829)             --          (1,088)          1,088         (10,829)
   Note receivable                                (1,776)             --              --              --          (1,776)
                                               ---------       ---------       ---------       ---------       ---------
     Total shareholders' equity (deficit)       (135,427)        211,004          15,134        (226,138)       (135,427)
                                               ---------       ---------       ---------       ---------       ---------
                                               $ 326,138       $ 426,970       $  21,168       $ 326,138       $ 448,138
                                               =========       =========       =========       =========       =========

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                 GUARANTOR     NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   --------     ------------   -------------  ------------  ------------

Operating revenues:
   Transportation                                  $     --       $ 440,140       $ 7,758       $    --      $ 447,898
   Other                                                 --          67,843           797            --         68,640
                                                   --------       ---------       -------       -------      ---------
     Total revenues                                      --         507,983         8,555            --        516,538

Operating expenses:
   Purchased transportation                              --         300,694         1,227            --        301,921
   Depreciation and amortization                         --          30,185         1,638            --         31,823
   Other operating expenses                              --         150,081         5,430            --        155,511
                                                   --------       ---------       -------       -------      ---------
Operating income                                         --          27,023           260            --         27,283
Interest expense, net                               (42,962)             --          (247)           --        (43,209)
Other expense                                            --             129            (3)           --            126
Equity in earnings of subsidiaries                  (11,777)             --            --        11,777             --
                                                   --------       ---------       -------       -------      ---------
Income (loss) before taxes                          (54,739)         26,894            16        11,777        (16,052)
Income taxes                                        (10,346)         11,215           574            --          1,443
                                                   --------       ---------       -------       -------      ---------
Net income(loss)from continuing operations          (44,393)         15,679          (558)       11,777        (17,495)
  Discontinued operations:
  Income or (loss)from operation and disposal
  of discontinued division net of tax                    --              --        (2,913)           --         (2,913)
  Cumulative effect of change in accounting
  principle (net of tax)                                 --         (23,985)           --            --        (23,985)
                                                   --------       ---------       -------       -------      ---------
     Net income (loss)                             $(44,393)      $  (8,306)      $(3,471)      $11,777      $ (44,393)
                                                   ========       =========       =======       =======      =========

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 (RESTATED)

                                                               GUARANTOR    NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                --------      ------------  -------------  ------------   ------------

Operating revenues:
   Transportation                               $     --       $ 437,729       $ 7,807       $   (720)      $ 444,816
   Other                                              --          64,523         1,362             --          65,885
                                                --------       ---------       -------       --------       ---------
     Total revenues                                   --         502,252         9,169           (720)        510,701

Operating expenses:
   Purchased transportation                           --         298,098         1,310           (720)        298,688
   Depreciation and amortization                      --          31,848         1,562             --          33,410
   Other operating expenses                           --         144,906         5,378             --         150,284
                                                --------       ---------       -------       --------       ---------
Operating income                                      --          27,400           919             --          28,319
Interest expense, net                            (40,227)             --             3             --         (40,224)
Other expense                                         --             (22)           --             --             (22)
Equity in earnings of subsidiaries                15,636              --            --        (15,636)             --
                                                --------       ---------       -------       --------       ---------
Income (loss) before taxes                       (24,591)         27,378           922        (15,636)        (11,927)
Income taxes                                     (11,170)         11,619           686             --           1,135
                                                --------       ---------       -------       --------       ---------
Net income(loss)from continuing operations       (13,421)         15,759           236        (15,636)        (13,062)
Discontinued operations:
    Income or (loss)from operation of
     discontinued division net of tax                 --              --          (359)            --            (359)
                                                --------       ---------       -------       --------       ---------
     Net income (loss)                          $(13,421)      $  15,759       $  (123)      $(15,636)      $ (13,421)
                                                ========       =========       =======       ========       =========

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                              GUARANTOR    NON-GUARANTOR
                                                 PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                --------    ------------   ------------  ------------   ------------

Operating revenues:
   Transportation                               $     --       $478,741      $  9,771       $    323       $ 488,835
   Other                                              --         65,635         2,077             --          67,712
                                                --------       --------      --------       --------       ---------
     Total revenues                                   --        544,376        11,848            323         556,547

Operating expenses:
   Purchased transportation                           --        319,096         1,524            323         320,943
   Depreciation and amortization                      --         33,155         2,126             --          35,281
   Other operating expenses                           --        163,305         7,424             --         170,729
                                                --------       --------      --------       --------       ---------
Operating income                                      --         28,820           774             --          29,594
Interest expense, net                            (39,934)            --          (302)            --         (40,236)
Other expense                                         --             20             4             --              24
Equity in earnings of subsidiaries                17,448             --            --        (17,448)             --
                                                --------       --------      --------       --------       ---------
Income (loss) before taxes                       (22,486)        28,840           476        (17,448)        (10,618)
Income taxes                                      19,301         11,824           100             --          31,225
                                                --------       --------      --------       --------       ---------
Net income(loss)from continuing operations       (41,787)        17,016           376        (17,448)        (41,843)
Discontinued operations:
    Income or (loss)from operation of
     discontinued division net of tax                 --             --            56             --              56
                                                --------       --------      --------       --------       ---------
     Net income (loss)                          $(41,787)      $ 17,016      $    432       $(17,448)      $ (41,787)
                                                ========       ========      ========       ========       =========

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                                       GUARANTOR      NON-GUARANTOR
                                        PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       --------       ------------    -------------    ------------    ------------

Cash provided by (used for)
  operating activities:
   Net income (loss)                   $(44,393)        $ (8,306)        $(3,471)        $ 11,777         $(44,393)
   Adjustments for non-cash
     charges                             44,393           23,418           1,014               --           68,825
   Changes in assets and
     liabilities                             --           11,560           1,617          (11,777)           1,400
                                       --------         --------         -------         --------         --------
Net cash provided by
     Operating activities                    --           26,672            (840)              --           25,832
                                       --------         --------         -------         --------         --------
Investing activities:
   Capital expenditures                      --          (15,282)             (4)              --          (15,286)
   Proceeds from asset
     dispositions                            --            7,242             875               --            8,117
   Other                                     --               --              --               --               --
                                       --------         --------         -------         --------         --------

Net cash used for investing
     activities                              --           (8,040)            871               --           (7,169)
                                       --------         --------         -------         --------         --------
Financing activities:
   Capital Contribution                  10,000                                                             10,000
   Payment of debt obligations          (17,484)              --              --               --          (17,484)
   Exchange offer fees                   (5,501)              --              --               --           (5,501)
   Stock transactions                    (1,032)              --              --               --           (1,032)
   Other                                     --           (6,025)              44               --          (5,981)
   Net change in intercompany
     balances                            14,017          (14,017)             --               --               --
                                       --------         --------         -------         --------         --------

Net cash provided (used for)
   financing activities                      --          (20,042)             44               --           19,998
                                       --------         --------         -------         --------         --------

Net increase in cash                         --           (1,410)             75               --           (1,335)
Effect of exchange rate changes
     on cash                                 --             (216)             --               --             (216)
Cash, beginning of period                    --            1,910             302               --            2,212
                                       --------         --------         -------         --------         --------

Cash, end of period                    $     --         $    284         $   377         $     --         $    661
                                       ========         ========         =======         ========         ========

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 (RESTATED)

                                                               GUARANTOR       NON-GUARANTOR
                                             PARENT          SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------         ------------      -------------       ------------       ------------

Cash provided by (used for)
  operating activities:
   Net income (loss)                       $ (13,421)          $ 15,759          $    (123)        $ (15,636)          $ (13,421)
   Adjustments for non-cash
     charges                                  13,421             18,565              3,328                --              35,314
   Changes in assets and
     liabilities                                  --            (25,678)            (4,383)           15,636             (14,425)
                                           ---------           --------           --------           -------           ---------
Net cash provided by
     Operating activities                         --              8,646             (1,178)               --               7,468
                                           ---------           --------           --------           -------           ---------
Investing activities:
   Capital expenditures                           --            (36,393)            (1,019)               --             (37,412)
   Proceeds from asset
     dispositions                                 --                 80              2,396                --               2,476
   Other                                          --                 --                 --                --                  --
                                           ---------           --------           --------           -------           ---------
Net cash used for investing
     activities                                   --            (36,313)             1,377                --             (34,936)
                                           ---------           --------           --------           -------           ---------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                       45,000                 --                 --                --              45,000
   Payment of debt obligations               (18,019)                --                (64)               --             (18,083)
   Stock transactions                         (3,115)                --                 --                --              (3,115)
   Other                                       3,461                 --                 --                --               3,461
   Net change in intercompany
     balances                                (27,327)            27,327                 --                --                  --
                                           ---------           --------           --------           -------           ---------
Net cash provided by financing
     activities                                   --             27,327                (64)               --              27,263
                                           ---------           --------           --------           -------           ---------

Net increase in cash                              --               (340)               135                --                (205)
Effect of exchange rate changes
     on cash                                      --               (219)                --                --                (219)
Cash, beginning of period                         --              2,469                167                --               2,636
                                           ---------           --------           --------           -------           ---------

Cash, end of period                        $      --           $  1,910           $    302           $    --           $   2,212
                                           =========           ========           ========           =======           =========

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               --------       ------------     -------------    ------------     ------------

Cash provided by (used for)
  operating activities:
   Net income (loss)                           $(41,787)          17,016              432         $(17,448)        $(41,787)
   Adjustments for non-cash
       Charges                                   41,787           21,581            3,742               --           67,110
   Changes in assets and
       liabilities                                   --           (9,790)           8,301           17,448           15,959
                                               --------         --------         --------         --------         --------
Net cash provided by
    Operating activities                             --           28,807           12,475               --           41,282
                                               --------         --------         --------         --------         --------
Investing activities:
   Acquisition of subsidiary                         --               --               --               --               --
   Capital expenditures                              --          (19,193)          (3,886)              --          (23,079)
   Proceeds from asset
       dispositions                                  --            3,334            1,024               --            4,358
   Other                                             --               --               --               --               --
                                               --------         --------         --------         --------         --------

Net cash used for investing
    Activities                                       --          (15,859)          (2,862)              --          (18,721)
                                               --------         --------         --------         --------         --------
Financing activities:
   Proceeds from issuance of
       long-term debt                              (314)              --              314               --               --
   Payment of debt obligations                       --           (6,573)         (10,645)              --          (17,218)
   Recapitalization expenditures                     --               --               --               --               --
   Issuance of preferred stock, net 470              --               --               --               --
   Stock transactions                              (301)              --               --               --             (301)
   Other                                         (2,620)             (32)              --               --           (2,652)
   Net change in intercompany
       balances                                   3,235           (3,235)              --               --               --
                                               --------         --------         --------         --------         --------

Net cash used for by financing
     activities                                      --           (9,840)         (10,331)              --          (20,171)
                                               --------         --------         --------         --------         --------

Net increase in cash                                 --            3,108             (718)              --            2,390
Effect of exchange rate changes
     on cash                                         --             (804)              --               --             (804)
Cash, beginning of period                            --              165              885               --            1,050
                                               --------         --------         --------         --------         --------

Cash, end of period                            $     --         $  2,469         $    167               --         $  2,636
                                               ========         ========         ========         ========         ========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 QUALITY DISTRIBUTION, LLC
                                            ----------------------------------

April 9, 2003                                    /S/ THOMAS L. FINKBINER
                                            ----------------------------------
                                            THOMAS L. FINKBINER, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)
































SUPPLEMENT INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report to security holders covering Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2002 fiscal year or will be sent to security holders subsequent to the filing of this report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                  SIGNATURE                                TITLE

April 9, 2003                /s/ Thomas L. Finkbiner                           President, Chief Executive Officer,
                             ----------------------------------------          Chairman of the Board and Manager
                             Thomas L. Finkbiner                               (Principal Executive Officer)

April 9, 2003                /s/ Samuel M. Hensley                             Senior Vice President and Chief Financial Officer
                             ----------------------------------------          (Principal Financial and
                             Samuel M. Hensley                                 Accounting Officer)

April 9, 2003                /s/ Charlie J. O'Brien                            Manager
                             ----------------------------------------
                             Charlie J. O'Brien

April 9, 2003                /s/ Richard J. Brandewie                          Manager
                             ----------------------------------------
                             Richard J. Brandewie

April 9, 2003                /s/ Joshua J. Harris                              Manager
                             ----------------------------------------
                             Joshua J. Harris

April 9, 2003                /s/ Michael D. Weiner                             Manager
                             ----------------------------------------
                             Michael D. Weiner

April 9, 2003                /s/ Robert H. Falk                                Manager
                             ----------------------------------------
                             Robert H. Falk

April 9, 2003                /s/ Marc J. Rowan                                 Manager
                             ----------------------------------------
                             Marc J. Rowan

April 9, 2003                /s/ John H. Kissick                               Manager
                             ----------------------------------------
                             John H. Kissick

April 9, 2003                /s/ Marc Becker                                   Manager
                             ----------------------------------------
                             Marc Becker

April 9, 2003                /s/ Don Orris                                     Manager
                             ----------------------------------------
                             Don Orris

CERTIFICATIONS


         I, Thomas L. Finkbiner, certify that:

         1. I have reviewed this annual report on Form 10-K of Quality Distribution, LLC;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 9, 2003

/s/ Thomas L. Finkbiner
-----------------------------------------
THOMAS L. FINKBINER
PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS


         I, Samuel M. Hensley, certify that:

         7. I have reviewed this annual report on Form 10-K of Quality Distribution, LLC;

         8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ Samuel M. Hensley
-----------------------------------------
SAMUEL M. HENSLEY
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


EXHIBIT
  NO.    DESCRIPTION

3.1      Certificate of Formation dated May 14, 2002. Incorporated herein by reference to Exhibit No. 3.1 to Quality
         Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14,
         2002 Registration No. 333-98077.

3.2      Limited Liability Company Agreement of Quality Distribution, LLC dated as of May 15, 2002. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, LLC's Registration Statement on Form S-4 filed with the
         Securities and Exchange Commission on August 14, 2002 Registration No. 333-98077.

3.3      Bylaws of Quality Distribution, LLC adopted as of May 15, 2002. Incorporated herein by reference to Exhibit No. 3.3 to
         Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on
         August 14, 2002 Registration No. 333-98077.

4.1      Indenture, dated as of May 30, 2002, among Quality Distribution, LLC, the Guarantors named therein and The Bank of New
         York, as Trustee (including form of 12 1/2% Senior Subordinated Secured Notes due 2008). Incorporated herein by reference to Exhibit No. 4.1 to Quality Distribution, Inc. Current Report on Form 8-K filed with the Securities and
         Exchange Commission on May 30, 2002 (File No. O-24180).

4.2      Form of Exchange Note (included as Exhibit B to Exhibit 4.1).

4.3      Indenture, dated as of June 9, 1998, among Quality Distribution, Inc., the Guarantors named therein and The Bank of New
         York (as successor to the corporate assets of United States Trust Company of New York), as Trustee (including form of guarantee of 10% Senior Subordinated Notes due 2006 and form of guarantee of Floating Interest Rate Subordinated Term
         Securities due 2006). Incorporated herein by reference to Exhibit No. 4.2 to Quality Distribution, Inc.'s Registration
         Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

4.4      First Supplemental Indenture, dated as of August 28, 1998, among Quality Distribution, Inc., the Guarantors named therein and The Bank of New York (as successor to the corporate assets of United States Trust Company of New York), as
         Trustee to the Indenture dated as of June 9, 1998. Incorporated herein by reference to Exhibit No. 4.3 to Quality
         Distribution, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November
         3, 1998 Registration No. 333-66711.

4.5      Second Supplemental Indenture, dated as of May 30, 2002, among Quality Distribution, Inc., the Guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of June 9, 1998. Incorporated herein by reference to
         Exhibit No. 4.2 to Quality Distribution, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange
         Commission on May 30, 2002 (File No. O-24180).

4.6      Registration Rights Agreement, dated as of May 30, 2002, among Quality Distribution, LLC, the subsidiaries of QD LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit No. 10.2 to Quality
         Distribution, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2002 (File
         No. O-24180).

EXHIBIT
  NO.    DESCRIPTION

4.7      Credit Agreement, dated as of June 9, 1998, and amended and restated as of August 28, 1998, between Quality
         Distribution, Inc., Levy Transport, Ltd., the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit No. 4.2 to Quality Distribution, Inc.'s Registration Statement on
         Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

4.8      First Amendment to Credit Agreement dated as of September 1, 1998. Incorporated herein by reference to Exhibit No. 4.2 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
         29, 2002.

4.9      Second Amendment to Credit Agreement dated as of November 19, 1999. Incorporated herein by reference to Exhibit No. 4.3 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
         29, 2002.

4.10     Third Amendment to Credit Agreement dated as of May 23, 2001. Incorporated herein by reference to Exhibit No. 2.5 to
         Quality Distribution, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12,
         2001.

4.11     Fourth Amendment to Credit Agreement dated as of December 14, 2001. Incorporated herein by reference to Exhibit No. 4.5 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March
         29, 2002.

4.12     Fifth Amendment to Credit Agreement dated as of April 5, 2002, among Quality Distribution, Inc., Quality Distribution,
         LLC, Levy Transport Ltd./Levy Transport LTEE, the Guarantors named therein, the financial institutions from time to time party thereto and Credit Suisse First Boston, as Administrative Agent. Incorporated herein by reference to Exhibit
         No. 4.4 to Quality Distribution, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on
         May 30, 2002 (File No. O-24180).

4.13     U.S. Security Agreement dated as of June 9, 1998, amended and restated as of August 28, 1998 and amended and restated
         as of May 30, 2002, among Quality Distribution, LLC, Quality Distribution, Inc., various subsidiaries of Quality
         Distribution, LLC and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit No.
         4.13 to Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange
         Commission on August 14, 2002 Registration No. 333-98077.

10.1     Amended and Restated Shareholders' Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III,
         L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.2     Amended and Restated Common and Preferred Stock Purchase and Shareholders' Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas
         Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality
         Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

EXHIBIT
  NO.    DESCRIPTION

10.3     Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and
         Shareholders' Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C.,
         Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated
         herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 Registration No. 333-98077.

10.4     Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund
         III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI.
         Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC's Registration Statement on Form S-4
         filed with the Securities and Exchange Commission on August 14, 2002 Registration No. 333-98077.

10.5     Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo
         U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to
         Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on
         August 14, 2002 Registration No. 333-98077.

10.6     1998 Stock Option Plan of QDI. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.'s
         Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration
         No. 333-66711.

10.7     Employment Agreement, dated as of February 10, 1998, between MTL and Richard J. Brandewie. Incorporated herein by reference to Exhibit No. 10.2 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on March 29, 2002.

10.8     Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated
         herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.9     Employment Agreement, dated November 19, 2000, between Quality Distribution, Inc. and Douglas B. Allen, as revised on
         November 27, 2000. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, Inc.'s Annual Report
         on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10    Employment Agreement, dated March 23, 2000, between Quality Distribution, Inc. and Dennis R. Farnsworth. Incorporated
         herein by reference to Exhibit No. 10.5 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.11    Employment Agreement, dated March 27, 2000, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated
         herein by reference to Exhibit No. 10.6 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.12    Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated
         herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

EXHIBIT
  NO.    DESCRIPTION

10.13    Employment Agreement, dated February 10, 1998, between Quality Distribution, Inc. and Charles J. O'Brien. Incorporated
         herein by reference to Exhibit No. 10.2 to Quality Distribution, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

10.14    Supplemental Letter, dated as of February 10, 1998, between Quality Distribution, Inc. and Charles J. O'Brien.
         Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.'s Registration Statement on Form S-4
         filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

10.15    Amendment dated January 13, 2000 to Employment Agreement between Quality Distribution, Inc. and Charles J. O'Brien.
         Incorporated herein by reference to Exhibit No. 10.10 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.16    Amendment, dated October 23, 2001, to Employment Agreement dated February 10, 1998 between Quality Distribution, Inc.
         and Charles J. O'Brien. Incorporated herein by reference to Exhibit No. 10.12 to Quality Distribution, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.17    Stock Option Agreement, dated November 19, 2000, between Douglas B. Allen and Quality Distribution, Inc. Incorporated
         herein by reference to Exhibit No. 10.13 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.18    Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated
         herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.19    Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated
         herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.20    Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated
         herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on March 29, 2002.

10.21    Non Competition Agreement, dated February 10, 1998, between Quality Distribution, Inc. and Elton E. Babbit.
         Incorporated herein by reference to Exhibit No. 10.8 to Quality Distribution, Inc.'s Registration Statement on Form S-4
         filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

10.22    Non Competition Agreement, dated February 10, 1998, between Quality Distribution, Inc. and Gordon Babbit. Incorporated
         herein by reference to Exhibit No. 10.9 to Quality Distribution, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

EXHIBIT
  NO.    DESCRIPTION

10.23    Management Agreement, dated February 10, 1998, between Apollo Management, L.P. and Quality Distribution, Inc.
         Incorporated herein by reference to Exhibit No. 10.10 to Quality Distribution, Inc.'s Registration Statement on Form
         S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

10.24    Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.'s
         Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration
         No. 333-66711.

10.25    Consulting Agreement, dated February 10, 1998, between Quality Distribution, Inc. and Elton E. Babbit. Incorporated
         herein by reference to Exhibit No. 10.6 to Quality Distribution, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

10.26    Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc.
         Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC's Registration Statement on Form S-4
         filed with the Securities and Exchange Commission on August 14, 2002 Registration No. 333-98077.

10.27    Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality
         Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated
         herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 Registration No. 333-98077.

10.28    Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund
         III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to
         Exhibit No. 10.28 to Quality Distribution, LLC's Registration Statement on Form S-4 filed with the Securities and
         Exchange Commission on August 14, 2002 Registration No. 333-98077.

10.29    Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC's
         Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 Registration
         No. 333-98077

10.30    Employment Agreement, dated June 23, 1998 between QDI, Inc. and Michael Grimm

10.31    Employment Agreement, dated April 10, 2000 between QDI, Inc. and Keith Margelowski

21.1     Subsidiaries of Quality Distribution, LLC.

99.1     Certification by the Chief Executive Officer of Quality Distribution, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification by the Chief Financial Officer of Quality Distribution, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.