Form 10-Q
period 2003-03-31
QUALITY DISTRIBUTION LLC
filed 2003-05-13
CIK 1178994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 333-98077
Quality Distribution, LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3668323

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL (Address of Principal Executive Offices)	33619 (Zip Code)

N/A

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

Yes  ☒    No  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Membership Interest, No par value	100

1 of 32

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

INDEX

		Page No.

Part I	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002	3-4
	Condensed Consolidated Statements of Operations - Three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)	6
	Condensed Consolidated Statement of Membership Interest for the Three Months ended March 31, 2003 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-22
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-25
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
	Item 4. Controls and Procedures	27
Part II	Other Information
	Item 1. Legal Proceedings	28
	Item 4. Submission of Matters to a Vote of Security Holders	28
	Item 6. Exhibits and Reports on Form 8-K	28
Signatures		28
	Certifications	29-30

2 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED — In thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,346	$661
Accounts receivable	90,489	83,274
Allowance for doubtful accounts	(7,747)	(7,846)
Inventories	885	898
Prepaid expenses	6,503	5,186
Prepaid tires	8,224	7,894
Other	2,824	2,578

Total current assets	102,524	92,645
Property, plant and equipment	341,946	340,681
Less — accumulated depreciation and amortization	(193,598)	(187,120)

Property, plant and equipment, net	148,348	153,561
Goodwill, net	130,732	130,732
Intangibles, net	1,406	1,585
Other assets	8,931	8,742

Total assets	$391,941	$387,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

3 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED — In thousands EXCEPT MEMBERSHIP INTEREST DATA)
(continued)

	March 31,	December 31,
	2003	2002

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$3,175	$3,251
Accounts payable and accrued expenses	55,238	57,604
Affiliates and independent owner-operators payable	14,217	10,604
Income taxes payable	1,892	1,569

Total current liabilities	74,522	73,028
Long-term debt, less current maturities	378,252	378,939
Environmental liabilities	26,965	27,324
Other non-current liabilities	18,037	17,656
Deferred tax liability	1,612	1,361

Total liabilities	499,388	498,308
Minority interest in subsidiary	1,833	1,833
COMMITMENTS AND CONTINGENCIES (NOTE 4)
MEMBERSHIP INTEREST:
Membership interest, no par value, 1,000 authorized, 100 issued	—	—
Additional paid-in-capital	176,432	176,436
Accumulated (deficit)	(80,914)	(83,892)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive (loss)	(15,209)	(15,831)

Total membership interest	(109,280)	(112,876)

	$391,941	$387,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands)

	Three months ended
	March 31,

	2003	2002

Operating revenues:
Transportation	$119,424	$105,728
Other	17,773	17,058

Total operating revenues	137,197	122,786
Operating expenses:
Purchased transportation	83,719	70,877
Depreciation and amortization	7,494	7,755
Other operating expenses	36,523	36,832

Operating income	9,461	7,322
Interest expense, net	6,309	9,907
Other expense (income)	—	36
Income (loss) before taxes	3,152	(2,621)
Provision for income taxes	138	189

Net income (loss) from continuing operations	3,014	(2,810)
Discontinued operations:
(Loss) from operations of discontinued division (net of tax of $0)	—	(235)

Total (loss) from discontinued operations	—	(235)

Net income (loss) before cumulative effect of change in accounting principle	3,014	(3,045)
Cumulative effect of a change in accounting principle (net of tax of $0)	—	(23,985)

Net income (loss)	3,014	(27,030)
Preferred stock dividends and accretions	(36)	(602)

Net income (loss) attributable to membership interest	$2,978	$(27,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 32

FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Three months ended
	March 31,
	2003	2002

Cash flows provided by (used in) operating activities:
Net income (loss)	$3,014	$(27,030)
Cumulative effect of change in accounting principle	—	23,985
Adjustments for non-cash charges	8,003	8,985
Changes in assets and liabilities	(7,137)	(2,028)

Net cash provided by operating activities	3,880	3,912
Investing activities:
Capital expenditures	(2,170)	(2,939)
Proceeds from asset dispositions	328	1,008

Net cash (used in) investing activities	(1,842)	(1,931)
Financing activities:
Payment of debt obligations	(1,146)	(2,169)
Other	(36)	(263)

Net cash (used in) financing activities	(1,182)	(2,432)

Net increase (decrease) in cash	856	(451)
Effect of exchange rate changes on cash	(171)	126
Cash, beginning of period	661	2,212

Cash, end of period	$1,346	$1,887

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$4,501	$6,550
Income taxes	$15	$73
Supplemental disclosures of non-cash activities:
Preferred Stock Accretion	$—	$566
Unrealized gain or (loss) on derivative instruments	$—	$(142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

6 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF MEMBERSHIP INTEREST
FOR THE THREE MONTH ENDED MARCH 31, 2003
(UNAUDITED - IN THOUSANDS)

				Accumulated
				Other	Total
	Additional	Accumulated	Stock	Comprehensive	Membership
	Paid-in-capital	Deficit	Recapitalization	Loss	Interest

Balance December 31, 2002	$176,436	$(83,892)	$(189,589)	$(15,831)	$(112,876)
Net income		3,014			3,014
Translation adjustment				622	622
Treasury stock acquired	(4)				(4)
Preferred stock dividend and accretion		(36)			(36)

Balance March 31, 2003	$176,432	$(80,914)	$(189,589)	$(15,209)	$(109,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

7 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc. (“QDI Inc.”), a Florida corporation. On May 30, 2002, QDI Inc. completed an exchange offer for its public debt (The “Exchange Offer”), at which time QDI Inc. transferred all of its assets (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.’s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of QD LLC’s membership units. The Company became the successor entity to QDI Inc. The transfer of the net assets to the Company by QDI Inc. has been accounted for as a transaction between companies under common control. As a result, QDI Inc’s historical accounting basis for the net assets has been carried over to the Company. The results of operations for periods prior to the transfer represent the historical operating results for QDI Inc.

QD LLC and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company’s use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid a percentage of the revenues generated for each load hauled.

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

Certain reclassifications have been made in the fiscal 2002 statements to conform to the 2003 presentation. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other revenue and other operating expense by $568 thousand for the first quarter of 2002.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the QDI Inc.’s annual report on Form 10-K.

Operating results for the first quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Discontinued Operations

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consisted of the petroleum division and mining operation of Levy, and the internet load brokerage subsidiary of the Company (Bulknet).

The operations of the discontinued divisions for the first quarter of 2002 are as follows: (in thousands)

8 of 32

Three months ended
March 31, 2002

Revenue	$2,708
Operating expenses	2,943

Operating (loss)	$(235)

New Accounting Pronouncements:

Stock-Based Compensation

SFAS No. 123 “Accounting for Stock-Based Compensation, “ allows companies to measure compensation cost in connection with employees share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees, “ which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon issuance of the options for the three months ended March 31:

	2003		2002

Net income (loss) attributable to common stock or members interest (in thousands) as reported		$2,978	$(27,632)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(38)	(80)

Pro forma net income		$2,940	$(27,712)
Earnings (loss) per common share:
Basic and diluted - as reported	$	N/A	$(13.83)
Basic and diluted - pro forma	$	N/A	$(13.88)

Goodwill And Other Intangible Assets

The Company conducted its initial test in accordance with the provisions of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets” during the second quarter of 2002

In connection with the completion of the initial impairment test, the Company has restated its consolidated statements of operations for the period ended March 31, 2002. The following table presents the restated net loss (in thousands):

Three months ended
March 31,
2002

Net loss:
As reported	$(3,045)
Cumulative effect of a change in accounting principle	(23,985)

As restated	$(27,030)

9 of 32

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No.4, “Reporting Gains and Losses from Extinguishment of Debt, “and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Account for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company’s management does not expect that the application of the provisions of this statement will have a material impact on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We are not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on our financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure—an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for us. The new interim disclosure provisions are effective for us in the first calendar quarter of 2003. See Stock-Based Compensation within Footnote 1 for such disclosure.

2.     COMPREHENSIVE INCOME:

Comprehensive income is as follows: (in thousands)

	Three months ended
	March 31,

	2003	2002

Net income (loss)	$3,014	$(27,030)
Other comprehensive income (loss):
Foreign currency translation adjustments	622	(79)
Unrealized gain (loss) on derivative instruments	—	933

Comprehensive income (loss)	$3,636	$(26,176)

3.     DERIVATIVES:

10 of 32

The Company utilized derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts.

The Financial Accounting Standards Board (“FASB”) issued, then subsequently amended, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

The Company has approximately $294.2 million and $293.1 million of variable interest debt at December 31, 2002 and March 31, 2003, respectively. The Company had entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

These agreements expired in the third quarter of 2002. As of March 31, 2003 there were no outstanding interest rate swaps.

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

A reconciliation of current period changes in the component of accumulated other comprehensive income as it relates to derivatives is as follows (in thousands):

	Three months ended

	March 31	March 31
	2003	2002

Balance beginning of period	$—	$(3,346)
Current period declines in fair value	—	(142)
Reclassifications to earnings	—	1,075

Balance at end of period	$—	$(2,413)

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

11 of 32

Hedges of Future Cash Flows

Per SFAS 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. There were no outstanding hedges at March 31, 2003. All hedges were effective at March 31, 2002, and as such, there were no earnings reclassifications at March 31, 2002 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness related to the hedge of future cash flows.

For the three months ended March 31, 2002, $1.1 million, was reclassified to earnings as interest expense.

4.     COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS:

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

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

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

12 of 32

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

OTHER ENVIRONMENTAL MATTERS. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We currently have reserves in the amount of $32.4 million for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County, West Virginia and the other matters discussed above.

5.     GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the quarter ended March 31, 2003 and March 31, 2002, is as follows (in thousands):

13 of 32

	Three months ended March 31, 2003

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$135,038	$2,159	$—	$137,197
Net operating income	9,468	(7)	—	9,461
Identifiable assets	381,487	30,555	(20,101)	391,941
Depreciation and amortization	7,080	414	—	7,494
Capital expenditures	2,170	—	—	2,170

	Three months ended March 31, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$120,610	$2,176	$—	$122,786
Net operating income	6,794	528	—	7,322
Identifiable assets	432,604	12,413	(1,557)	443,460
Depreciation and amortization	7,373	382	—	7,755
Capital expenditures	2,926	13	—	2,939

6.     GUARANTOR SUBSIDIARIES:

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

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes. The following condensed consolidating financial information presents:

1. Balance Sheets as of March 31, 2003 and December 31, 2002.

2. Statements of Operations for the three months ended March 31, 2003 and March 31, 2002.

3. Statements of Cash Flows for the Three months ended March 31, 2003 and March 31, 2002.

4. The parent company and combined guarantor subsidiaries.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

14 of 32

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
(Unaudited — In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$749	$597	$—	$1,346
Accounts receivable, net	—	93,049	(10,307)	—	82,742
Inventories	—	775	110	—	885
Prepaid expense and other current assets	—	17,174	377	—	17,551

Total current assets	—	111,747	(9,223)	—	102,524
Property and equipment, net	—	140,612	7,736	—	148,348
Intangibles and goodwill, net	—	131,690	448	—	132,138
Other assets	100,000	8,927	4	(100,000)	8,931
Investment in subsidiaries	167,147	—	—	(167,147)	—

	$267,147	$392,976	$(1,035)	$(267,147)	$391,941

15 of 32

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
(Unaudited — In thousands, continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current liabilities:
Current maturities of indebtedness	$3,175	$—	$—	$—	$3,175
Accounts payable and accrued expense	—	53,872	1,366	—	55,238
Inter-company	—	24,338	(24,338)	—	—
Affiliates and owner operators payable	—	14,178	39	—	14,217
Income taxes payable	—	1,677	215	—	1,892

Total current liabilities	3,175	94,065	(22,718)	—	74,522
Long-term debt, less current maturities	373,252	—	5,000	—	378,252
Other long-term obligations	—	113,131	—	(100,000)	13,131
Environmental liabilities	—	26,965	—	—	26,965
Deferred taxes	—	(1,068)	2,680	—	1,612
Accrued loss and damage claims	—	4,906	—	—	4,906

Total liabilities	376,427	237,999	(15,038)	(100,000)	499,388
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest
Additional paid-in-capital	176,432	50,171	15,126	(65,297)	176,432
Accumulated (deficit)	(80,914)	102,973	(163)	(102,810)	(80,914)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive (loss)	(15,209)	—	(905)	905	(15,209)

Total membership interest	(109,280)	153,144	14,003	(167,147)	(109,280)

	$267,147	$392,976	$(1,035)	$(267,147)	$391,941

16 of 32

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(Unaudited — In thousands)

			Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated*

ASSETS
Current assets:
Cash and cash equivalents	$—	$284	$377	$—	$661
Accounts receivable, net	—	82,876	(7,448)	—	75,428
Inventories	—	792	106	—	898
Prepaid expenses and other current assets	—	15,367	291	—	15,658

Total current assets	—	99,319	(6,674)	—	92,645
Property and equipment, net	—	145,946	7,615	—	153,561
Intangibles and goodwill, net	—	131,869	448	—	132,317
Other assets	100,000	8,738	4	(100,000)	8,742
Investment in subsidiaries	164,314	—	—	(164,314)	—

	$264,314	$385,872	$1,393	$(264,314)	$387,265

*     Condensed from audited financial statements.

17 of 32

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(Unaudited — In thousands, continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated*

Current liabilities:
Current maturities of indebtedness	$3,251	$—	$—	$—	3,251
Accounts payable	—	11,954	1,402	—	13,356
Inter-company	—	21,881	(21,881)	—	—
Affiliates and owner-operators payable	—	10,571	33	—	10,604
Accrued expenses	—	44,248	—	—	44,248
Income taxes payable	—	1,268	301	—	1,569

Total current liabilities	3,251	89,922	(20,145)	—	73,028
Long-term debt, less current maturities	373,939	—	5,000	—	378,939
Environmental liabilities	—	27,324	—	—	27,324
Other long-term liabilities	—	117,656	—	(100,000)	17,656
Deferred income tax	—	(1,175)	2,536	—	1,361

Total liabilities	377,190	233,727	(12,609)	(100,000)	498,308

Minority interest in subsidiaries	—	1,833	—	—	1,833

Stockholders’ Equity (deficit):
Membership interest and additional paid-in capital	176,436	97,414	15,127	(112,541)	176,436
Retained earnings (deficit)	(83,892)	52,898	(42)	(52,856)	(83,892)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other Comprehensive gain (loss)	(15,831)	—	(1,028)	1,028	(15,831)

Total stockholders’ equity (deficit)	(112,876)	150,312	14,002	164,314	(112,876)

	$264,314	$385,872	$1,393	$(264,314)	$387,265

*     Condensed from audited financial statements.

18 of 32

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	$—	$117,541	$1,883	$—	$119,424
Other	—	17,497	276	—	17,773

Total Revenues	—	135,038	2,159	—	137,197
Operating expenses:
Purchased transportation	—	83,430	289	—	83,719
Depreciation and amortization	—	7,080	414	—	7,494
Other operating expenses	—	35,060	1,463	—	36,523

Operating income (loss)	—	9,468	(7)	—	9,461
Interest expense, net	6,223	—	86	—	6,309
Other expenses	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	5,465	—	—	(5,465)	—

Income (loss) before taxes	(758)	9,468	(93)	(5,465)	3,152
Income taxes	(3,772)	3,882	28	—	138

Net income (loss)	$3,014	$5,586	$(121)	$(5,465)	$3,014

19 of 32

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim’s	Consolidated

Operating Revenues:
Transportation	$—	$103,918	$1,810	$—	$105,728
Other	—	16,691	367	—	17,058

	—	120,609	2,177	—	122,786
Operating Expenses:
Purchased transportation	—	70,520	357	—	70,877
Depreciation and amortization	—	7,373	382	—	7,755
Other operating expenses	—	35,607	1,225	—	36,832

Operating income (loss)	—	7,109	213	—	7,322
Interest expense, net	9,851	—	56	—	9,907
Other (income) expense	—	(36)	—	—	(36)
Equity in earnings (loss) of subsidiaries	(19,954)	—	—	19,954	—

Income (loss) before taxes	(29,805)	7,073	157	19,954	(2,621)
Income taxes	(2,775)	2,900	64	—	189

Income (loss) from continuing operations	(27,030)	4,173	93	19,954	(2,810)
Loss from operation and disposal of discontinued segment (net of tax)	—	—	(235)	—	(235)
Cumulative effect of change in accounting principle (net of tax)	—	(23,985)	—	—	(23,985)

Net income (loss)	$(27,030)	$(19,812)	$(142)	$19,954	$(27,030)

20 of 32

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in)
Operating activities:
Net income	$3,014	$5,586	$(121)	$(5,465)	$3,014
Adjustments for non cash charges	(3,014)	10,601	416	—	8,003
Changes in assets and liabilities	—	(12,795)	193	5,465	(7,137)

Net cash provided by (used for) operating activities	—	3,392	488	—	3,880
Investing activities:
Capital expenditures	—	(1,803)	(367)	—	(2,170)
Proceeds from other dispositions	—	228	100	—	328

Net cash (used in) investing activities	—	(1,575)	(267)	—	(1,842)
Financing activities:
Payment of debt obligations	(1,146)	—	—	—	(1,146)
Other	—	(36)	—	—	(36)
Net change in inter-company balances	1,146	(1,146)	—	—	—

Net cash provided by (used In) financing activities	—	(1,182)	—	—	(1,182)
Net increase (decrease) in cash	—	635	221	—	856
Effect of exchange rate changes on cash	—	(171)	—	—	(171)
Cash, beginning of period	—	284	377	—	661

Cash, end of period	$—	$748	$598	—	$1,346

21 of 32

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited — In thousands)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim’s	Consolidated

Cash provided by (used in)
Operating activities:
Net income (loss)	$(27,030)	$(19,812)	$(142)	$19,954	$(27,030)
Adjustments for non cash charges	—	29,114	3,856	—	32,970
Changes in assets/liabilities	27,030	430	(9,534)	(19,954)	(2,028)

Net cash provided by (used in) operating activities	—	9,732	(5,820)	—	3,912
Investing activities:
Capital expenditures	—	(1,578)	(1,361)	—	(2,939)
Proceeds from asset dispositions	—	(1,549)	2,557	—	1,008

Net cash provided by (used in) investing activities	—	(3,127)	1,196	—	(1,931)
Financing activities:
Proceeds from issuance of long term debt	(5,771)	—	5,771	—	—
Payment of obligations	(2,069)	—	(100)	—	(2,169)
Issuance of common stock	—	—	—	—	—
Other	—	(199)	(64)	—	(263)
Net change in intercompany balances	7,840	(7,840)	—	—	—

Net cash provided by (used in) financing activities	—	(8,039)	5,607	—	(2,432)
Net increase (decrease) in cash	—	(1,434)	983	—	(451)
Effect of exchange rate changes on cash	—	126	—	—	126
Cash, beginning of period	—	1,910	302	—	2,212

Cash, end of period	$—	$602	$1,285	$—	$1,887

22 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc., a Florida corporation (“QDI Inc.”). On May 30, 2002, QDI Inc. completed an exchange offer for its public debt, at which time QDI Inc. transferred nearly all of its assets and liabilities (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QDI Inc.’s operating subsidiaries. As a result, QDI Inc. has no significant assets or operations other than the ownership of 100% of the Company’s membership units. The Company became the successor entity to QDI Inc.

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

During the second quarter of 2002, the Company sold the Levy petroleum division and closed the Levy mining operation, as well as closed Bulknet, our internet-based load brokerage subsidiary. Revenue and operating expenses in the following discussion have been adjusted to remove the revenues and expenses associated with the operations of these divisions. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other revenue and other operating expense by $568 thousand for the first quarter of 2002.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

For the quarter ended March 31, 2003, revenues totaled $137.2 million, a 11.7% increase from revenues of $122.8 million for the same period in 2002. This increase is primarily attributable to increases in base business demand from shippers, as well as new business secured during the first quarter of 2003. During the last half of 2002 and the first quarter of 2003, several new affiliates joined QD LLC providing approximately $1.6 million of incremental transportation revenue in the first quarter 2003. Fuel surcharge was higher in the first quarter of 2003 by $4.5 million as a result of higher fuel prices and volume increases.

Other revenue increased $0.7 million. This increase is attributable to higher revenue at our tankwash subsidiary, as well as revenue growth from of our insurance subsidiary.

For the quarter ended March 31, 2003, operating income totaled $9.5 million, an increase of $2.1 million or 29% compared to $7.3 million for the same period in 2002. This increase is primarily the result of higher revenue, and the impact of several conversions of company terminals to affiliate operations begun in the fourth quarter of 2002 and

23 of 32

continuing through the first quarter of 2003. Additional cost cutting measures taken in the fourth quarter including employee downsizing and aggressive contract negotiations with major vendors produced additional savings for the first quarter 2003. Increased fuel costs negatively impacted overall expenses for the first quarter 2003 versus the same period in 2002.

The operating ratio, which is the ratio of operating expenses to operating revenue, for the quarter ended March 31, 2003 was 93.1% compared to 94.0% for the same period in 2002.

Interest expense, net, decreased by $3.6 million in 2003 compared to 2002 due to lower interest rates, and the impact of the refinancing in the second quarter of 2002, which reduced the Company’s overall level of indebtedness.

The pre-tax profit for the quarter ended March 31, 2003 totaled $3.2 million compared to a $2.6 million loss for the same period in 2002. This improvement is due primarily to the reduced interest expense, higher revenue and increased operating profit experienced in the first quarter 2003.

The provision for income tax decreased slightly due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits. The provision for income tax represents state income taxes. Federal income taxes for the three months ended 2003 have been offset by the release of the valuation allowance of deferred tax assets.

For the quarter ended March 31, 2003, the Company’s net income was $3.0 million compared with a $27.0 million loss for the same period last year. In 2002, we recorded a charge reflecting a change in accounting principle to recognize an impairment of goodwill related to the implementation of FAS 142 of $24.0 million. The improvement in net income versus 2002 was due largely to the increase in base business, cost cutting measures, reduced interest expense, all discussed above, and the impairment charge in 2002.

As of March 31, 2003, a total of 100 membership units in the Company were outstanding, all of which were held by QDI Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are funds provided by operations and borrowing availability under its credit agreement. The revolving credit facility becomes due in June 2004. Net cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2003, compared to $3.9 million for the same period in 2002.

Cash used by investing activities totaled $1.8 million for the three month period ended March 31, 2003, compared to $1.9 million used for the comparable 2002 period. This reduction is the result of lower capital expenditures on computer infrastructure and mobile communication capital in 2003, partially offset by higher spending on tractors and trailers.

Cash used for financing activities totaled $1.2 million during the three-month period ended March 31, 2003, compared to $2.4 million used in the comparable period in 2002. This difference is due to slightly lower debt repayments made in 2003.

The Company has a $285 million credit agreement with a group of banks maturing at various times from September of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of March 31, 2003, the Company has borrowing availability of $19.9 million under this revolving credit facility.

On April 5, 2002, the Company entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement. The Fifth Amendment relates to the financial covenants which were unlikely to be met beginning with the quarter ending March 31, 2003 and further amended those financial covenants through the date of the final maturity of the credit agreement. Such revised covenants are less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. The revised financial covenants in the Fifth Amendment consist of the following:

•	The Company must maintain a ratio of EBITDA to interest expense of at least 1.90:1.00 for the twelve month period ended March 31, 2003. Thereafter, the minimum consolidated interest coverage ratio we are required to

24 of 32

maintain increases in various amounts until the twelve-month period ending December 31, 2005 when it becomes 2:15:1.00 for such period.

•	The Company must maintain a ratio of senior debt to EBITDA of no more that 4.65:1.00 for the twelve-month period ended March 31, 2003, thereafter, the minimum leverage ratio the Company is allowed decreases in various amounts until the twelve-month period ending December 31, 2005, when it becomes 3.50:1.00 for such period.
•	On November 7, 2002 a sixth amendment to the credit agreement addressed certain technical corrections.

As of March 31, 2003, the Company was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND RISK FACTORS. There can be no assurance that the Company will be able to comply with such revised financial covenants. The Company currently believes that it will be in compliance with the revised covenants in the credit agreement through 2003. The Company’s management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the remainder of 2003.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report, and in any subsequent filings made by the Company with the Commission other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company’s reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and (iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “seeks,” “plans,” “intends,” “anticipates,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors identified in the Company’s Registration Statement on Form S-4 (No. 333-98077) and the additional factors set forth below.

Substantial Leverage- We are highly leveraged, which may restrict our ability to fund or obtain financing for working capital, capital expenditures and general corporate purposes, making us more vulnerable to economic downturns, competition and other market pressures

Ability To Extend Revolver Maturity Under Credit Agreement- Our revolving credit agreement becomes due in June 2004 and there are no assurances that we will be able to refinance this obligation. Our liquidity would be materially adversely affected if we did not have borrowing availability under a revolving credit facility and had to rely solely on our cash flow from operating activities.

Economic Factors- The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, and downturns in customer’s business cycles and shipping requirements.

Dependence on Affiliates and Owner-Operators- A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining, or maintaining equipment or otherwise could have a

25 of 32

material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

Regulation- We are regulated by the United States Department of Transportation (“DOT”) and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that we violated applicable laws or regulations could materially adversely affect our business and operating results.

Environmental Risk Factors- We have material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While we make significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not have a material adverse effect on us. See “Business – Environmental Matters” for a discussion of the environmental and regulatory risks to which we are exposed.

Claims Exposure- We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and worker’s compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers compensation for periods after September 15, 2002. From January 1, 2002 through September 14, 2002 we carried a $2 million deductible for auto liability insurance. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

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

26 of 32

FORM 10-Q
PART I — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

                    ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A 10% increase in the interest rate would result in $1.7 million additional interest expense for the Company. See note 3 — Derivatives

                    ITEM 4 — CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

27 of 32

FORM 10-Q
QUALITY DISTRIBUTION, LLC
(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to Item 3 on page 13 of QDI LLC.’s Form 10-K for the year ended December 31, 2002. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 4. Submission of Matters to a Vote of Security Holders

                    None

ITEM 6. (a) Exhibits:

Exhibit No.	Description

4.14	Sixth Amendment to Credit Agreement dated as of November 7, 2002 among Quality Distribution, Inc., Quality Distribution, LLC, Levy Transport Ltd./Levy Transport LTEE, the Guarantors named therein, the financial institutions from time to time party thereto and Credit Suisse First Boston, as Administrative Agent.

10.32	Employment Agreement dated February 5, 2003 Between QDI and Samuel Hensley.

99.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes Oxley Act of 2002

                    (b) Reports on Form 8-K

                         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, LLC

May 12, 2003	/S/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

May 12, 2003	/S/ SAMUEL M. HENSLEY

/S/ SAMUEL M. HENSLEY, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

28 of 32

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

Date: May 12, 2003

/s/ Thomas L. Finkbiner

THOMAS L. FINKBINER
PRESIDENT AND CHIEF EXECUTIVE OFFICER

29 of 32

CERTIFICATIONS

     I, Samuel M. Hensley, certify that:

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

Date: May 12, 2003

/s/ Samuel M. Hensley

SAMUEL M. HENSLEY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

30 of 32