Form 10-Q
period 2003-06-30
QUALITY DISTRIBUTION LLC
filed 2003-08-14
CIK 1178994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 333-98077

Quality Distribution, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3668323 I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL (Address of Principal Executive Offices)	33619 (Zip Code)

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Membership Interest, No par value	100

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,232	$661
Accounts receivable, net of allowance of $7,926 and $7,846	84,328	75,428
Inventories	911	898
Prepaid expenses	4,235	5,186
Prepaid tires	8,031	7,894
Other	3,292	2,578

Total current assets	103,029	92,645

Property, plant and equipment	341,809	340,681
Less—accumulated depreciation	(199,325)	(187,120)

Property, plant and equipment, net	142,484	153,561
Goodwill	130,732	130,732
Intangibles, net	1,256	1,585
Other assets	8,500	8,742

Total assets	$386,001	$387,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands EXCEPT MEMBERSHIP INTEREST DATA)

(continued)

	June 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$15,557	$3,251
Accounts payable and accrued expenses	53,464	57,604
Affiliates and independent owner-operators payable	13,461	10,604
Income taxes payable	1,909	1,569

Total current liabilities	84,391	73,028
Long-term debt, less current maturities	359,450	378,939
Environmental liabilities	26,325	27,324
Other non-current liabilities	17,978	17,656
Deferred tax liability	1,931	1,361

Total liabilities	490,075	498,308
Minority interest in subsidiary	1,833	1,833
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERSHIP INTEREST:
Membership interest, no par value, 1,000 authorized, 100 issued	—	—
Additional paid-in-capital	176,428	176,436
Accumulated deficit	(77,073)	(83,892)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(15,673)	(15,831)

Total membership interest	(105,907)	(112,876)

	$386,001	$387,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—In thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating revenues:
Transportation	$121,814	$116,374	$236,622	$221,906
Fuel surcharge	4,060	1,416	8,676	1,612
Other	17,301	17,196	35,074	34,254

Total operating revenues	143,175	134,986	280,372	257,772
Operating expenses:
Purchased transportation	89,928	79,243	173,647	150,120
Depreciation and amortization	7,630	7,841	15,124	15,596
Other operating expenses	34,714	38,631	71,237	75,463

Operating income	10,903	9,271	20,364	16,593
Interest expense, net	5,982	9,577	12,291	19,484
Interest expense, transaction fees	—	10,077	—	10,077
Foreign currency transaction loss	937	—	937	—
Other expense	—	12	—	48

Income (loss) before taxes	3,984	(10,395)	7,136	(13,016)
Provision for income taxes	102	164	240	353

Net income (loss) from continuing operations	3,882	(10,559)	6,896	(13,369)
Discontinued operations:
Loss from operations of discontinued division (net of tax of $0)	—	(1,151)	—	(1,386)
Loss on disposal of discontinued division (net of tax of $0)	—	(308)	—	(308)

Total loss from discontinued operations	—	(1,459)	—	(1,694)

Net income (loss) before cumulative effect of change in accounting principle	3,882	(12,018)	6,896	(15,063)
Cumulative effect of a change in accounting principle (net of tax of $0)	—	—	—	(23,985)

Net income (loss)	3,882	(12,018)	6,896	(39,048)
Distributions to minority interest/preferred stock dividends and accretions	(41)	(430)	(77)	(1,032)

Net income (loss) attributable to membership interest	$3,841	$(12,448)	$6,819	$(40,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

ITEM 1—FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—In thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,896	$(39,048)
Cumulative effect of change in accounting principle	—	23,985
Adjustments for non-cash charges	18,236	21,720
Changes in assets and liabilities	(11,661)	3,274

Net cash provided by operating activities	13,471	9,931

Cash flows from investing activities:
Capital expenditures	(3,836)	(6,520)
Proceeds from asset dispositions	765	3,682

Net cash used in investing activities	(3,071)	(2,838)

Cash flows from financing activities:
Net payments on the revolver	(7,000)	—
Payment of debt obligations	(1,532)	(1,839)
Exchange offer fees	—	(3,572)
Other	236	(691)

Net cash used in financing activities	(8,296)	(6,102)

Net increase in cash	2,104	991
Effect of exchange rate changes on cash	(533)	58
Cash, beginning of period	661	2,212

Cash, end of period	$2,232	$3,261

Supplemental disclosures of non-cash activities:
Preferred stock accretion	$—	$1,032
Unrealized gain on derivative instruments	$—	$2,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis	of Presentation

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc. (“QD Inc.”), a Florida corporation. On May 30, 2002, QD Inc. completed an exchange offer for its public debt (the “Exchange Offer”), at which time QD Inc. transferred nearly all of its assets and liabilities (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QD Inc.’s operating subsidiaries. As a result, QD Inc. has no significant assets or operations other than the ownership of 100% of QD LLC’s membership units. The Company became the successor entity to QD Inc. The transfer of the net assets to the Company by QD Inc. has been accounted for as a transaction between companies under common control. As a result, QD Inc.’s historical accounting basis for the net assets has been carried over to the Company. The results of operations for periods prior to the transfer represent the historical operating results for QD Inc.

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

Certain reclassifications have been made in the fiscal 2002 statements to conform to the 2003 presentation. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other revenue and other operating expense by $567 thousand and by $1,135 thousand for the three and six months ended June 30, 2002, respectively.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in QD LLC’s annual report on Form 10-K.

Operating results for the second quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Discontinued Operations

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter 2002. These subsidiaries consisted of the petroleum division and mining operation of Levy and the internet load brokerage subsidiary of the Company (Bulknet).

The operations of the discontinued divisions for the second quarter of 2002 are as follows (in thousands):

	Three months ended June 30, 2002	Six months ended June 30, 2002
Revenue	$2,409	$5,117
Operating expenses	3,560	6,503

Operating loss	$(1,151)	$(1,386)

Carrying value of assets sold at June 30, 2002:
Petroleum division	$4,487
Bulknet	392
Proceeds	(4,571)

Loss on sale of assets	$308

2.	COMPREHENSIVE INCOME:

Comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$3,882	$(12,018)	$6,896	$(39,048)
Other comprehensive income (loss):
Foreign currency translation adjustments	(464)	530	158	451
Unrealized gain on derivative instruments	—	1,265	—	2,340

Comprehensive income (loss)	$3,418	$(10,223)	$7,054	$(36,257)

3.	STOCK-BASED COMPENSATION:

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows companies to measure compensation cost in connection with employees’ share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25, “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings if the Company had recognized compensation expense upon issuance of the options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to membership interest as reported	$3,841	$(12,448)	$6,819	$(40,080)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(79)	(76)	(159)

Pro forma net income (loss) attributable to membership interest	$3,803	$(12,527)	$6,743	$(40,239)

4.	DERIVATIVES:

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

The Company had entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. These agreements expired in the third quarter of 2002. As of June 30, 2003 and December 31, 2002, there were no outstanding interest rate swaps.

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

A reconciliation of current period changes in the component of accumulated other comprehensive income as it relates to derivatives is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Balance, beginning of period	$—	$(2,413)	$—	$(3,346)
Current period declines in fair value	—	(89)	—	(231)
Reclassifications to earnings	—	1,265	—	2,340

Balance, end of period	$—	$(1,237)	$—	$(1,237)

Hedges of Future Cash Flows

All hedges were effective at June 30, 2002, and as such, there were no earnings reclassifications at June 30, 2002 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness related to the hedge of future cash flows.

For the six months ended June 30, 2002, $1.3 million was reclassified to earnings as interest expense. The $(1.2) million recorded in accumulated other comprehensive income at June 30, 2002 was reclassified to future earnings, contemporaneously with and partially offsetting changes in interest expenses on floating-rate instruments occurring subsequent to period end. The actual amount reclassified to earnings was $(3.6) million, which varied from the $(1.2) million as a result of changes in market conditions.

5.	COMMITMENTS AND CONTINGENCIES—ENVIRONMENTAL MATTERS:

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

WEST CALN TOWNSHIP, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

–    pay the EPA for installation of an alternate water line to provide water to area residents;

–    perform an interim groundwater remedy at the site; and

–    conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

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

OTHER ENVIRONMENTAL MATTERS. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We currently have reserves in the amount of $31.6 million for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County, West Virginia and the other matters discussed above.

6.	GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the three and six months ended June 30, 2003 and 2002, is as follows (in thousands):

	Three months ended June 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$136,013	$7,162	$—	$143,175
Operating income	9,965	938	—	10,903
Identifiable assets	386,882	12,624	(13,505)	386,001
Depreciation and amortization	7,044	586	—	7,630
Capital expenditures	1,652	514	—	2,166

	Three months ended June 30, 2002
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$132,898	$2,088	$—	$134,986
Operating income	9,275	(4)	—	9,271
Identifiable assets	409,245	8,753	(5,131)	412,867
Depreciation and amortization	7,501	340	—	7,841
Capital expenditures	5,669	851	—	6,520

	Six months ended June 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$271,051	$9,321	$—	$280,372
Operating income	19,433	931	—	20,364
Identifiable assets	386,882	12,624	(13,505)	386,001
Depreciation and amortization	14,124	1,000	—	15,124
Capital expenditures	3,322	514	—	3,836

	Six months ended June 30, 2002
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$253,507	$4,265	$—	$257,772
Operating income	16,384	209	—	16,593
Identifiable assets	409,245	8,753	(5,131)	412,867
Depreciation and amortization	14,874	722	—	15,596
Capital expenditures	3,866	484	—	4,350

7.	SUBSEQUENT EVENTS:

On August 11, 2003, the Company entered into the seventh amendment (the “Seventh Amendment”) to the credit agreement. The Seventh Amendment includes (i) a one year extension of the maturity of the revolving credit facility (the “Revolver”) and tranche A term loan to June 9, 2005, (ii) a $5.0 million permanent reduction in the Revolver, (iii) an increase in the quarterly principal payment of the tranche A term loan from $200 thousand to $2.1 million beginning with the quarter ending September 30, 2003, (iv) a conversion of $10.0 million of the outstanding Revolver into a new tranche (Tranche E) of the term loan maturing at the rate of $1.25 million per quarter beginning on September 30, 2003 and (v) a pricing increase to LIBOR + 4.25% for all tranches of the term loan and the Revolver. The Company paid an upfront fee to the creditors at closing of $3.3 million.

Scheduled maturities of long-term debt and capital lease obligation for the remainder of 2003, the following four years and thereafter under the revised credit agreement are as follows (in thousands):

YEAR ENDING

DECEMBER 31:

	TRANCHE A	TRANCHE B	TRANCHE C	TRANCHE D	TRANCHE E	REVOLVER	SERIES B NOTES	12 ½% SENIOR NOTES	CAPITAL LEASE OBLIGATION	TOTAL
2003	$4,200	$490	$424		$2,500				$380	$7,994
2004	8,400	984	845		5,000					15,229
2005	67,720	92,227	39,843		2,500	$9,937				212,227
2006			39,208	$5,000			$25,600			69,808
2007										—
After								$57,548		57,548

	$80,320	$93,701	$80,320	$5,000	$10,000	$9,937	$25,600	$57,548	$380	362,806

	Bond carrying value in excess of face value									12,201

	Total indebtedness at 6/30/03									$375,007

8	GUARANTOR SUBSIDIARIES:

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

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect to all of the Company’s indebtedness, including the 12 ½% Senior Notes (“New Notes”) and other obligations, depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the New Notes and the Series B Notes. The following condensed consolidating financial information of the parent company, combined guarantor subsidiaries and non-guarantor subsidiaries presents:

1.	Balance Sheets as of June 30, 2003 and December 31, 2002.

2.	Statements of Operations for the three months ended June 30, 2003 and June 30, 2002.

3.	Statements of Operations for the six months ended June 30, 2003 and June 30, 2002.

4.	Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002.

5.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2003

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,407	$825	$—	$2,232
Accounts receivable, net	—	83,159	1,169	—	84,328
Inventories	—	775	136	—	911
Prepaid expenses and other current assets	—	15,168	390	—	15,558

Total current assets	—	100,509	2,520	—	103,029
Property and equipment, net	—	134,787	7,697	—	142,484
Intangibles and goodwill, net	—	131,560	428	—	131,988
Other assets	100,000	8,496	4	(100,000)	8,500
Investment in subsidiaries	163,163	—	—	(163,163)	—

	$263,163	$375,352	$10,649	$(263,163)	$386,001

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$15,557	$—	$—	$—	$15,557
Accounts payable and accrued expenses	—	52,054	1,410	—	53,464
Intercompany	—	13,373	(13,373)	—	—
Affiliates and independent owner-operators payable	—	13,461	—	—	13,461
Income taxes payable	—	1,666	243	—	1,909

Total current liabilities	15,557	80,554	(11,720)	—	84,391
Long-term debt, less current maturities	353,513	—	5,937	—	359,450
Environmental liabilities	—	26,325	—	—	26,325
Other non-current liabilities	—	117,978	—	(100,000)	17,978
Deferred taxes	—	(996)	2,927	—	1,931

Total liabilities	369,070	223,861	(2,856)	(100,000)	490,075
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest and additional paid-in-capital	176,428	99,711	15,126	(114,837)	176,428
(Accumulated deficit) retained earnings	(77,073)	64,243	(189)	(64,054)	(77,073)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive loss	(15,673)	(14,296)	(1,377)	15,673	(15,673)

Total membership interest	(105,907)	149,658	13,505	(163,163)	(105,907)

	$263,163	$375,352	$10,649	$(263,163)	$386,001

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$284	$377	$—	$661
Accounts receivable, net	—	82,876	(7,448)	—	75,428
Inventories	—	792	106	—	898
Prepaid expenses and other current assets	—	15,367	291	—	15,658

Total current assets	—	99,319	(6,674)	—	92,645
Property and equipment, net	—	145,946	7,615	—	153,561
Intangibles and goodwill, net	—	131,869	448	—	132,317
Other assets	100,000	8,738	4	(100,000)	8,742
Investment in subsidiaries	164,314	—	—	(164,314)	—

	$264,314	$385,872	$1,393	$(264,314)	$387,265

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$3,251	$—	$—	$—	$3,251
Accounts payable and accrued expenses	—	56,202	1,402	—	57,604
Intercompany	—	21,881	(21,881)	—	—
Affiliates and independent owner-operators payable	—	10,571	33	—	10,604
Income taxes payable	—	1,268	301	—	1,569

Total current liabilities	3,251	89,922	(20,145)	—	73,028
Long-term debt, less current maturities	373,939	—	5,000	—	378,939
Environmental liabilities	—	27,324	—	—	27,324
Other non-current liabilities	—	117,656	—	(100,000)	17,656
Deferred income tax	—	(1,175)	2,536	—	1,361

Total liabilities	377,190	233,727	(12,609)	(100,000)	498,308
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest and additional paid-in capital	176,436	112,217	15,127	(127,344)	176,436
(Accumulated deficit) retained earnings	(83,892)	52,898	(42)	(52,856)	(83,892)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive gain (loss)	(15,831)	(14,803)	(1,028)	15,831	(15,831)

Total membership interest	(112,876)	150,312	14,002	(164,314)	(112,876)

	$264,314	$385,872	$1,393	$(264,314)	$387,265

* Condensed from audited financial statements.

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Noan-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$119,849	$1,965	$—	$121,814
Fuel surcharge	—	3,923	137	—	4,060
Other	—	16,985	316	—	17,301

Total operating revenues	—	140,757	2,418	—	143,175
Operating expenses:
Purchased transportation	—	89,611	317	—	89,928
Depreciation and amortization	—	7,200	430	—	7,630
Other operating expenses	—	33,118	1,596	—	34,714

Operating income (loss)	—	10,828	75	—	10,903
Interest expense, net	5,911	—	71	—	5,982
Foreign currency transaction loss	—	937	—	—	937
Equity in earnings of subsidiaries	(5,810)	—	—	5,810	—

Income (loss) before taxes	(101)	9,891	4	(5,810)	3,984
Income taxes	(3,983)	4,055	30	—	102

Net income (loss)	$3,882	$5,836	$(26)	$(5,810)	$3,882

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$114,383	$1,991	$—	$116,374
Fuel surcharge	—	1,326	90	—	1,416
Other	—	17,189	7	—	17,196

Total operating revenues	—	132,898	2,088	—	134,986
Operating expenses:
Purchased transportation	—	78,939	304	—	79,243
Depreciation and amortization	—	7,501	340	—	7,841
Other operating expenses	—	37,183	1,448	—	38,631

Operating income (loss)	—	9,275	(4)	—	9,271
Interest expense, net	19,615	—	39	—	19,654
Other (income) expense	—	12	—	—	12
Equity in earnings (loss) of subsidiaries	3,899	—	—	(3,899)	—

Income (loss) before taxes	(15,716)	9,263	(43)	(3,899)	(10,395)
Income taxes	(3,698)	3,798	64	—	164

Income (loss) from continuing operations	(12,018)	5,465	(107)	(3,899)	(10,559)
Loss from operations and disposal of discontinued division (net of tax)	—	—	(1,459)	—	(1,459)

Net income (loss)	$(12,018)	$5,465	$(1,566)	$(3,899)	$(12,018)

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$232,882	$3,740	$—	$236,622
Fuel surcharge	—	8,431	245	—	8,676
Other	—	34,482	592	—	35,074

Total operating revenues	—	275,795	4,577	—	280,372
Operating expenses:
Purchased transportation	—	173,041	606	—	173,647
Depreciation and amortization	—	14,280	844	—	15,124
Other operating expenses	—	68,178	3,059	—	71,237

Operating income	—	20,296	68	—	20,364
Interest expense, net	12,134	—	157	—	12,291
Foreign currency transaction loss	—	937	—	—	937
Equity in earnings of subsidiaries	(11,275)	—	—	11,275	—

Income (loss) before taxes	(859)	19,359	(89)	(11,275)	7,136
Income taxes	(7,755)	7,937	58	—	240

Net income (loss)	$6,896	$11,422	$(147)	$(11,275)	$6,896

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES,

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$218,288	$3,618	$—	$221,906
Fuel surcharge	—	1,402	210	—	1,612
Other	—	33,817	437	—	34,254

Total operating revenues	—	253,507	4,265	—	257,772
Operating expenses:
Purchased transportation	—	149,459	661	—	150,120
Depreciation and amortization	—	14,874	722	—	15,596
Other operating expenses	—	72,790	2,673	—	75,463

Operating income	—	16,384	209	—	16,593
Interest expense, net	29,466	—	95	—	29,561
Other expense	—	48	—	—	48
Equity in loss of subsidiaries	16,055	—	—	(16,055)	—

Income (loss) before taxes	(45,521)	16,336	114	16,055	(13,016)
Income taxes	(6,473)	6,698	128	—	353

Income (loss) from continuing operations	(39,048)	9,638	(14)	16,055	(13,369)
Loss from operations and disposal of discontinued division (net of tax)	—	—	(1,694)	—	(1,694)

Income (loss) before cumulative effect of a change in accounting principle	(39,048)	9,638	(1,708)	16,055	(15,063)
Cumulative effect of change in accounting principle (net of tax)	—	(23,985)	—	—	(23,985)

Net loss	$(39,048)	$(14,347)	$(1,708)	$16,055	$(39,048)

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,896	$11,422	$(147)	$(11,275)	$6,896
Adjustments for non-cash charges	(11,275)	28,256	1,255	—	18,236
Changes in assets and liabilities	—	(14,107)	(8,829)	11,275	(11,661)

Net cash provided by (used in) operating activities	(4,379)	25,571	(7,721)	—	13,471

Cash flows from investing activities:
Capital expenditures	—	(3,322)	(514)	—	(3,836)
Proceeds from other dispositions	—	506	259	—	765

Net cash used in investing activities	—	(2,816)	(255)	—	(3,071)

Cash flows from financing activities:
Net payments on the revolver	(7,000)	—	—	—	(7,000)
Payment of debt obligations	(1,532)	—	—	—	(1,532)
Other	11	225	—	—	236
Net change in intercompany balances	12,900	(21,429)	8,529	—	—

Net cash provided by (used in) financing activities	4,379	(21,204)	8,529	—	(8,296)

Net increase (decrease) in cash	—	1,551	553	—	2,104
Effect of exchange rate changes on cash	—	(428)	(105)	—	(533)
Cash, beginning of period	—	284	377	—	661

Cash, end of period	$—	$1,407	$825	$—	$2,232

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2002

(Unaudited—In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39,048)	$(14,347)	$(1,708)	$16,055	$(39,048)
Adjustments for non-cash charges	39,048	2,261	4,396	—	45,705
Changes in assets and liabilities	—	25,900	(6,571)	(16,055)	3,274

Net cash provided by (used in) operating activities	—	13,814	(3,883)	—	9,931

Cash flows from investing activities:
Capital expenditures	—	(5,669)	(851)	—	(6,520)
Proceeds from asset dispositions	—	2,909	773	—	3,682

Net cash used in investing activities	—	(2,760)	(78)	—	(2,838)

Cash flows from financing activities:
Proceeds from issuance of long term debt	(5,219)	—	5,219	—	—
Payment of debt obligations	(1,774)	—	(65)	—	(1,839)
Other	—	(4,263)	—	—	(4,263)
Net change in intercompany balances	6,993	(6,993)	—	—	—

Net cash provided by (used in) financing activities	—	(11,256)	5,154	—	(6,102)

Net increase (decrease) in cash	—	(202)	1,193	—	991
Effect of exchange rate changes on cash	—	58	—	—	58
Cash, beginning of period	—	1,910	302	—	2,212

Cash, end of period	$—	$1,766	$1,495	$—	$3,261

FORM 10-Q

PART I—FINANCIAL INFORMATION

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quality Distribution, LLC (the “Company” or “QD LLC”) is a Delaware limited liability company formed on April 14, 2002. The Company’s sole member is Quality Distribution, Inc., a Florida corporation (“QD Inc.”). On May 30, 2002, QD Inc. completed an exchange offer for its public debt, at which time QD Inc. transferred nearly all of its assets and liabilities (other than certain contract rights which by their terms cannot be assigned without the consent of the other parties thereto) to the Company, consisting principally of the capital stock of QD Inc.’s operating subsidiaries. As a result, QD Inc. has no significant assets or operations other than the ownership of 100% of the Company’s membership units. The Company became the successor entity to QD Inc.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, and intermodal services presented as other revenue.

The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital. We have historically focused on maximizing cash flow and return on invested capital. Our affiliate program has greatly reduced the amount of capital needed for us to maintain and grow our terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed to operate our fleet of tractors, which have shorter economic lives than trailers. These factors allow us the opportunity to concentrate our capital spending on our trailer fleet where we can achieve superior returns on invested capital through our transportation operations and leasing to third parties and affiliates.

During the second quarter of 2002, the Company sold the Levy petroleum division and closed the Levy mining operation, as well as closed Bulknet, our internet-based load brokerage subsidiary. Revenue and operating expenses in the following discussion have been adjusted to reflect the discontinued operations from the sale of these divisions. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other revenue and other operating expense by $567 thousand and by $1,135 thousand for the three months and six months ended June 30, 2002, respectively.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2003, revenues totaled $143.2 million, an increase of $8.2 million or 6.1% from revenues of $135.0 million for the same period in 2002. This increase is primarily attributable to increases in base business demand from shippers, as well as new business secured during the first and second quarters of 2003. During the last half of 2002 and the first half of 2003, five new affiliates joined QD LLC providing approximately $3.3 million of incremental transportation revenue in the second quarter 2003. Fuel surcharge was higher in the second quarter of 2003 by $2.6 million as a result of higher fuel prices and volume increases. Other revenue was consistent with the second quarter of 2002.

For the quarter ended June 30, 2003, operating income totaled $10.9 million, an increase of $1.6 million or 17.6% compared to $9.3 million for the same period in 2002. This increase is primarily the result of higher revenue, and the impact of several conversions of company terminals to affiliate operations begun in the fourth quarter of 2002 and continuing through the second quarter of 2003. Additional cost cutting measures taken in the fourth quarter of 2002 including employee downsizing and aggressive contract negotiations with major vendors produced additional savings for the second quarter 2003.

The operating ratio, which is the ratio of operating expenses to operating revenue, for the quarter ended June 30, 2003 was 92.4% compared to 93.1% for the same period in 2002.

Interest expense, net, decreased by $13.7 million in 2003 compared to 2002. Interest expense for the second quarter of 2002 included $10.1 million in exchange offer and consent solicitation transaction fees and credit facility amendment fees incurred in a debt restructuring during May 2002. The restructuring resulted in a $69.9 million reduction of the face amount of the debt. Excluding these fees, interest expense, net, decreased $3.6 million as a result of the debt refinancing and lower interest rates on the variable rate debt.

The provision for income taxes decreased slightly. The provision represents state franchise and foreign taxes. Federal income taxes for the three months ended June 30, 2003, have been offset by net operating loss carryforwards from previous years.

For the quarter ended June 30, 2003, the Company’s net income was $3.9 million compared to a $12.0 million loss for the same period last year. The results during 2002 include a loss of $1.5 million on discontinued operations. Net income from continuing operations increased $14.4 million as a result of the increase in business, cost cutting efforts and reduced interest expense. Additionally, during the quarter ended June 30, 2003, the Company recorded a loss of $0.9 million on foreign currency transactions related to debt denominated in Canadian dollars due to the significant weakening of the U.S. dollar compared to the Canadian dollar during the quarter.

As of June 30, 2003, a total of 100 membership units in the Company were outstanding, all of which were held by QD Inc.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2003, revenues increased $22.6 million, or 8.8%, to $280.4 million. Transportation revenue increased $14.7 million primarily as the result of an increase in organic business demand from existing customers and new business secured during the first half of 2003. Additionally, five new affiliates joined QD LLC since June 30, 2002 providing approximately $4.6 million of incremental transportation revenue for the six months ended June 30, 2003. Fuel surcharge increased $7.1 million during the first half of 2003 as a result of higher fuel prices and volume increases. Other revenue increased $0.8 million primarily from the growth of our insurance subsidiary.

Operating income increased $3.8 million, or 22.7%, for the six months ended June 30, 2003 as compared to the same period in the prior year. This increase is primarily the result of higher revenues combined with the conversion of several company terminals to affiliate operations at the end of 2002 through the second quarter of 2003. Additionally, the company cut costs during the fourth quarter of 2002 through employee downsizing and contract negotiations with major vendors. The reduction of costs from these actions is evidenced by the improvement of the operating ratio, the ratio of operating expenses to operating revenues, from 93.6% for the six months ended June 30, 2002 to 92.7% for the six months ended June 30, 2003.

Interest expense, net, decreased $17.3 million during the first six months of 2003 from the same period in the prior year. Interest expense for the six months ended June 30, 2002 included $10.1 million fees incurred in a debt restructuring during May 2002. Excluding these fees, interest expense, net, decreased by $7.2 million as a result of the reduction in debt and lower interest rates.

The provision for income taxes remained relatively consistent from period to period. This expense mainly represents state franchise and foreign taxes. Federal taxes for the six months ended June 30, 2003 have been offset by net operating loss carryforwards from previous years.

For the six months ended June 30, 2003, net income was $6.9 million compared to a net loss of $39.0 million during the same period in the previous year. The results in 2002 include a loss of $1.7 million on discontinued operations. Additionally, in 2002 the Company recorded a $24.0 million charge for the cumulative effect of a change in accounting principle to recognize impairment of goodwill related to the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” Net income from continuing operations increased $20.3 million as a result of the increase in business, cost cutting efforts and reduced interest expense. The increase for the six months ended June 30, 2003 is net of a loss of $0.9 million on foreign currency transactions related to debt denominated in Canadian dollars due to the significant weakening of the U.S. dollar compared to the Canadian dollar during 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are funds provided by operations and borrowing availability under its credit agreement. Net cash provided by operating activities was $13.5 million for the six months ended June 30, 2003, compared to $9.9 million for the same period in 2002, which was mainly related to the increase in net income.

Cash used in investing activities totaled $3.1 million for the six month period ended June 30, 2003, compared to $2.8 million used for the comparable 2002 period. This increase is the result of reduced proceeds from the disposal of fixed assets offset by reduced capital expenditures.

Cash used in financing activities totaled $8.3 million during the six month period ended June 30, 2003, compared to $6.1 million used in the comparable period in 2002. The increase is the result of the repayment of $7.0 million of the revolving credit facility due to the increase in cash flows from operations.

The Company has $279 million outstanding at June 30, 2003 under a credit agreement with a group of banks. On August 11, 2003, the Company entered into a seventh amendment to the credit agreement, which consists of the following provisions:

•	A one year extension of the maturity of the revolving credit facility (the “Revolver”) and Tranche A term loan to June 9, 2005,

•	A permanent reduction of the Revolver by $5.0 million,

•	An increase in the quarterly principal payment of the Tranche A term loan from $200 thousand to $2.1 million beginning with the quarter ending September 30, 2003,

•	A conversion of $10.0 million of the outstanding Revolver into a new tranche (Tranche E) of the term loan maturing at the rate of $1.25 million per quarter beginning on September 30, 2003, and

•	A pricing increase to LIBOR + 4.25% for all tranches of the term loan and the Revolver.

The following is a pro forma schedule at June 30, 2003 of our long-term contractual commitments, including the current portion of our long-term indebtedness, over the periods that we expect them to be paid under the revised credit agreement:

	BALANCE AT 6/30/03	Remainder 2003	2004	2005	2006	AFTER
Operating leases	$—	$1,575	$2,072	$1,759	$1,190	$—
Total indebtedness, including capital lease obligations	362,806	7,994	15,229	212,227	69,808	57,548

Total	$362,806	$9,569	$17,301	$213,986	$70,998	$57,548

The credit agreement includes a revolving credit facility in the amount of $75.0 million at June 30, 2003, which was reduced to $70.0 million with the seventh amendment. As of June 30, 2003, the Company had borrowing availability of $24.6 million under this revolving credit facility.

As of June 30, 2003, the Company was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be affected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS. There can be no assurance that the Company will be able to comply with such revised financial covenants. The Company currently believes that it will be in compliance with the revised covenants in the credit agreement through 2003. The Company’s management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the ensuing twelve months as revised by the seventh amendment to the credit agreement.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by the Company and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report, and in any subsequent filings made by the Company with the Commission other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company’s reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and (iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “seeks,” “plans,” “intends,” “anticipates,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

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

Substantial Leverage—We are highly leveraged, which may restrict our ability to fund or obtain financing for working capital, capital expenditures and general corporate purposes, making us more vulnerable to economic downturns, competition and other market pressures.

Ability To Extend Revolver Maturity Under Credit Agreement—Our revolving credit agreement becomes due in June 2005 and there are no assurances that we will be able to refinance this obligation. Our liquidity would be materially adversely affected if we did not have borrowing availability under a revolving credit facility and had to rely solely on our cash flow from operating activities.

Economic Factors—The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, and downturns in customer’s business cycles and shipping requirements.

Dependence on Affiliates and Owner–Operators—A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining, or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

Regulation—We are regulated by the United States Department of Transportation (“DOT”) and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that we violated applicable laws or regulations could materially adversely affect our business and operating results.

Environmental Risk Factors—We have material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While we make significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not have a material adverse effect on us.

Claims Exposure—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and worker’s compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers compensation for periods after September 15, 2002. From January 1, 2002 through September 14, 2002 we carried a $2 million deductible for auto liability insurance. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

Future War/Anti-Terrorism Measures—In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. Such existing measures and future measures may have significant costs which a motor carrier, such as us, is required to bear. In addition, war or risk of war may also have adverse effect on the economy and our business and on our ability to raise capital if the financial markets are impacted.

Other important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

FORM 10-Q

PART I—FINANCIAL INFORMATION

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under a credit agreement. With the adoption of the seventh amendment to the credit agreement, floating rates are based, at the Company’s option, upon the bank’s base rate plus a margin ranging from 1.00% to 3.25% or upon the Eurodollar rate plus a margin ranging from 2.00% to 4.25%. A 10% increase in the interest rate would result in $1.5 million additional interest expense for the Company.

The Company may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would result in an additional foreign currency transaction loss of $0.6 million.

ITEM 4—CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the second quarter, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures, including our internal controls and procedures for financial reporting, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Reference is made to Item 3 on page 13 of QD LLC’s Form 10-K for the year ended December 31, 2002. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 2.	Changes in Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

4.15	Seventh Amendment to Credit Agreement dated as of August 11, 2003 among Quality Distribution, Inc., Quality Distribution, LLC, Levy Transport Ltd./Levy Transport LTEE, the Guarantors named therein, the financial institutions from time to time party thereto and Credit Suisse First Boston, as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following report on Form 8-K:

Date	Other Information Reported
05/16/03	Release announcing intention to offer senior secured notes.

No financial statements were filed with the above report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, LLC

August 14, 2003	/s/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

August 14, 2003	/s/ SAMUEL M. HENSLEY
SAMUEL M. HENSLEY, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)