Form 10-Q
period 2003-09-30
QUALITY DISTRIBUTION LLC
filed 2003-11-14
CIK 1178994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-98077

Quality Distribution, LLC

(Exact name of registrant as specified in its charter)

Delaware	04-3668323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL	33619
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Membership Interest, No par value	100

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s EXCEPT MEMBERSHIP INTEREST DATA)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$661
Accounts receivable, net of allowance of $7,658 and $7,846	80,801	75,428
Inventories	902	898
Prepaid expenses	2,340	5,186
Prepaid tires	7,930	7,894
Other	3,085	2,578

Total current assets	97,305	92,645
Property, plant and equipment, net of accumulated depreciation of $203,701 and $187,120	136,276	153,561
Goodwill	130,732	130,732
Intangibles, net	1,222	1,585
Other assets	11,857	8,742

Total assets	$377,392	$387,265

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$15,577	$3,251
Accounts payable and accrued expenses	57,174	57,604
Affiliates and independent owner-operators payable	8,151	10,604
Income taxes payable	1,914	1,569

Total current liabilities	82,816	73,028
Long-term debt, less current maturities	352,379	378,939
Environmental liabilities	25,364	27,324
Other non-current liabilities	15,852	17,656
Deferred tax liability	2,038	1,361

Total liabilities	478,449	498,308
Minority interest in subsidiary	1,833	1,833
Commitments and contingencies (Note 6)
Membership interest:
Membership interest, no par value, 1,000 authorized, 100 issued and outstanding	—	—
Additional paid-in-capital	176,425	176,436
Accumulated deficit	(74,362)	(83,892)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(15,364)	(15,831)

Total membership interest	(102,890)	(112,876)

Total liabilities and membership interest	$377,392	$387,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In 000’s)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating revenues:
Transportation	$123,921	$113,484	$360,543	$335,390
Fuel surcharge	3,451	1,769	12,127	3,381
Other service revenues	18,507	17,322	53,581	51,576

Total operating revenues	145,879	132,575	426,251	390,347
Operating expenses:
Purchased transportation	93,988	77,646	267,635	227,766
Compensation	14,317	18,956	45,474	53,311
Depreciation and amortization	7,620	7,686	22,744	23,282
Insurance claims	4,650	3,410	11,408	10,139
Other operating expenses	15,483	16,972	48,805	51,351

Operating income	9,821	7,905	30,185	24,498
Interest expense	6,427	7,559	18,763	27,111
Interest expense, transaction fees	700	—	700	10,077
Foreign currency transaction loss	—	—	937	—
Other expense (income)	(155)	4	(200)	(16)

Income (loss) before taxes	2,849	342	9,985	(12,674)
Provision for income taxes	120	62	360	415

Income (loss) from continuing operations	2,729	280	9,625	(13,089)
Discontinued operations:
Loss from operations of discontinued division (net of tax of $0)	—	—	—	(1,386)
Loss on disposal of discontinued division (net of tax of $0)	—	(507)	—	(815)

Loss from discontinued operations	—	(507)	—	(2,201)

Income (loss) before cumulative effect of change in accounting principle	2,729	(227)	9,625	(15,290)
Cumulative effect of a change in accounting principle (net of tax of $0)	—	—	—	(23,985)

Income (loss)	2,729	(227)	9,625	(39,275)
Distributions to minority interest/preferred stock dividends and accretions	(18)	(32)	(95)	(1,068)

Income (loss) attributable to membership interest	$2,711	$(259)	$9,530	$(40,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In 000’s)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,625	$(39,275)
Cumulative effect of change in accounting principle	—	23,985
Adjustments for non-cash charges	26,414	24,493
Changes in assets and liabilities	(9,857)	2,840

Net cash provided by operating activities	26,182	12,043

Cash flows from investing activities:
Capital expenditures	(6,235)	(9,602)
Proceeds from asset dispositions	1,828	7,564

Net cash used in investing activities	(4,407)	(2,038)

Cash flows from financing activities:
Net payments on the revolver	(10,230)	(4,500)
Payment of debt obligations	(5,376)	(12,008)
Proceeds from issuance of stock	—	10,000
Financing fees	(4,059)	(4,690)
Other	(107)	(788)

Net cash used in financing activities	(19,772)	(11,986)

Net increase (decrease) in cash	2,003	(1,981)
Effect of exchange rate changes on cash	(417)	(90)
Cash, beginning of period	661	2,212

Cash, end of period	$2,247	$141

Supplemental disclosures of non-cash activities:
Preferred stock accretion	$—	$959

Exchange offer reduction in debt	$—	$45,415

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

QD LLC and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one to five year renewable contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company’s use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid a percentage of the revenues generated for each load hauled.

Recapitalization

On June 9, 1998, QD Inc. completed a recapitalization with Sombrero Acquisition Corporation (“Sombrero”), an affiliate of Apollo Management, L.P. (“Apollo”), pursuant to which Sombrero merged with and into the Company. The total transaction value was approximately $250.0 million, including payment for outstanding stock options and payment of approximately $51.0 million in debt.

The transaction was accounted for as a leveraged recapitalization. There were no changes in the historical carrying values of the Company’s assets and liabilities as a result of the recapitalization. Recapitalization expenditures charged to equity were $189.6 million. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million of senior secured bank debt.

The following table is intended to show the sources and uses of funds for the recapitalization (dollars in table in millions):

SOURCES OF FUNDS:
Revolving credit facility (sublimit)	$10.0
Term loan facility	50.0
Notes	140.0
Equity investment	68.0	(a)

Total sources	$268.0

USES OF FUNDS:
Payment of consideration in the merger	$195.0	(a)
Repayment of long-term debt, net	54.3	(b)
Fees and expenses	18.7

Total uses	$268.0

(a)	Includes $5.7 million implied value of 241 shares of common stock at $23.53 per share retained by management.
(b)	Represents the repayment of $55.8 million of long-term debt, net of available cash of $1.5 million.

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

Certain reclassifications have been made in the fiscal 2002 statements to conform to the 2003 presentation. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other revenue and other operating expense by $0.6 million and by $1.7 million for the three and nine months ended September 30, 2002, respectively.

For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in QD LLC’s annual report on Form 10-K.

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Discontinued Operations

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter of 2002. These subsidiaries consisted of the petroleum division and mining operation of Levy and the internet load brokerage subsidiary of the Company (Bulknet).

The operations of the discontinued divisions for the nine months ended September 30, 2002 are as follows (in thousands):

Nine months ended September 30, 2002
Revenue	$5,117
Operating expenses	6,503

Operating loss	$(1,386)

The loss on disposal of these divisions during the nine months ended September 30, 2002 is as follows (in thousands):

Carrying value of assets sold in 2002:
Petroleum division	$4,738
Bulknet	392
Proceeds	(4,315)

Loss on sale of assets	$815

New Accounting Pronouncements

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or “VIE”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 will be fully adopted in the fourth quarter of 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

2.	LONG-TERM INDEBTEDNESS:

Long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Tranche A term loan, principal of $2,100 due quarterly with the balance due in 2005	$78,219	$80,742
Tranche B term loan, principal of $247 due quarterly with the balance due in 2005	93,458	94,196
Tranche C term loan, principal of $211 due quarterly with the balance due in 2006	80,107	80,742
Tranche D term loan, balance due in 2006	5,000	5,000
Tranche E term loan, principal of $1,250 due quarterly with balance due in 2005	8,750	—
Revolving credit facility, including sub-limit	6,500	26,000

Total borrowings under credit agreement	272,034	286,680
12 1/2% senior subordinated secured notes due 2008	58,304	56,080
Bond carrying value in excess of face value	11,673	13,256
Series B senior subordinated notes, principal due in 2006, interest payable semi-annually at 10% per annum	18,100	18,100
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%	7,500	7,500

Long-term debt, including current maturities	367,611	381,616
Less current maturities of long-term debt (excluding capital lease obligations)	(15,232)	(2,677)

Long-term debt, less current maturities	$352,379	$378,939

On August 11, 2003, the Company entered into the seventh amendment (the “Seventh Amendment”) to the credit agreement. The Seventh Amendment includes (i) a one year extension of the maturity of the revolving credit facility (the “Revolver”) and tranche A term loan to June 9, 2005, (ii) a $15.0 million permanent reduction in the Revolver, (iii) an increase in the scheduled quarterly principal payment of the tranche A term loan from $225 thousand to $2.1 million beginning with the quarter ending September 30, 2003, (iv) a termination of the Company’s Canadian subsidiary’s ability to borrow under the Revolver, (v) a conversion of $10.0 million of the outstanding Revolver into a new tranche (Tranche E) of the term loan maturing at the rate of $1.25 million per quarter beginning on September 30, 2003 and (vi) a pricing increase to, at the Company’s option, the Eurodollar rate plus 4.25% or the administrative agents’ base rate, as defined, plus 3.25% for all tranches of the term loan (other than the Tranche D term loan) and the Revolver. The Company paid a fee to the creditors at closing of $3.3 million.

Scheduled maturities of long-term debt and capital lease obligation for the remainder of 2003, the following four years and thereafter under the revised credit agreement are as follows (in thousands):

	TRANCHE A	TRANCHE B	TRANCHE C	TRANCHE D	TRANCHE E	REVOLVER	SERIES B NOTES	12 1/2% SENIOR NOTES	CAPITAL LEASE OBLIGATION	TOTAL
YEAR ENDING DECEMBER 31:
2003	$2,100	$247	$211	$—	$1,250	$—	$—	$—	$345	$4,153
2004	8,400	984	845	—	5,000	—	—	—	—	15,229
2005	67,719	92,227	39,843	—	2,500	6,500	—	—	—	208,789
2006	—	—	39,208	5,000	—	—	25,600	—	—	69,808
2007	—	—	—	—	—	—	—	—	—	—
After	—	—	—	—	—	—	—	58,304	—	58,304

	$78,219	$93,458	$80,107	$5,000	$8,750	$6,500	$25,600	$58,304	$345	356,283

	Bond carrying value in excess of face value									11,673

	Total indebtedness at September 30, 2003									$367,956

3.	COMPREHENSIVE INCOME:

Comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,729	$(227)	$9,625	$(39,275)
Other comprehensive income (loss):
Foreign currency translation adjustments	310	(461)	468	(11)
Unrealized gain on derivative instruments	—	1,237	—	3,346

Comprehensive income (loss)	$3,039	$549	$10,093	$(35,940)

4.	STOCK-BASED COMPENSATION:

The Company uses Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for an employee stock option plan (the “Plan”). No compensation cost has been recognized under the Plan, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FAS 123, “Accounting for Stock-Based Compensation,” for disclosure purposes in the current year.

The stock of the Company is not traded publicly. The pro forma fair value of options granted during 2000 and 2001 are based upon the Black-Scholes option pricing model using a risk free rate of 5.76% for 2000 and 4.86% for 2001 for options with an expected life of 10 years and using an expected volatility of 30% in 2000 and 2001. No dividends are expected to be paid in the model.

The following table illustrates the effect on net earnings if the Company had recognized compensation expense upon issuance of the options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to membership interest as reported	$2,711	$(259)	$9,530	$(40,343)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 for all periods	(38)	(80)	(114)	(239)

Pro forma net income (loss) attributable to membership interest	$2,673	$(339)	$9,416	$(40,582)

5.	DERIVATIVES:

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

The Company had entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. These agreements expired in the third quarter of 2002. As of September 30, 2003 and December 31, 2002, there were no outstanding interest rate swaps.

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

A reconciliation of current period changes in the component of accumulated other comprehensive income as it relates to derivatives is as follows (in thousands):

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Balance, beginning of period	$(1,237)	$(3,346)
Current period declines in fair value	—	(231)
Reclassifications to earnings	1,237	3,577

Balance, end of period	$—	$—

6.	COMMITMENTS AND CONTINGENCIES – ENVIRONMENTAL MATTERS:

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

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only performing party. Each of these five remediation projects relates to operations conducted by CLC prior to our acquisition of and merger with CLC in 1998. The following is a brief discussion of two such federal superfund sites:

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

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. A remedial design for this remedy is currently under consideration by the EPA and the State of New Jersey. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

WEST CALN TOWNSHIP, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

—	pay the EPA for installation of an alternate water line to provide water to area residents;

—	perform an interim groundwater remedy at the site; and

—	conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

CLC has paid all costs associated with installation of the waterline. CLC has completed a groundwater study and has submitted designs for a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater remedy is necessary. Field sampling for soil remediation and activities for the design of a soil remediation system have been completed. Soil remediation will include the use of both a low temperature thermal treatment unit and a soil vapor extraction system. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York, its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (“ISRA”). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material.

OTHER ENVIRONMENTAL MATTERS. CLC has been named as PRP under CERCLA and similar state laws at approximately 37 other sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants.

RESERVES. We currently have reserves in the amount of $30.5 million for all environmental matters discussed above.

7.	GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the three and nine months ended September 30, 2003 and 2002, is as follows (in thousands):

	Three months ended September 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$124,365	$21,514	$—	$145,879
Operating income	7,290	2,531	—	9,821
Identifiable assets	372,552	18,617	(13,777)	377,392
Depreciation and amortization	6,234	1,386	—	7,620
Capital expenditures	2,245	154	—	2,399

	Three months ended September 30, 2002
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$130,487	$2,088	$—	$132,575
Operating income	7,821	84	—	7,905
Identifiable assets	398,049	12,684	(10,814)	399,919
Depreciation and amortization	7,292	394	—	7,686
Capital expenditures	3,082	—	—	3,082

	Nine months ended September 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$395,416	$30,835	$—	$426,251
Operating income	26,723	3,462	—	30,185
Identifiable assets	372,552	18,617	(13,777)	377,392
Depreciation and amortization	20,358	2,386	—	22,744
Capital expenditures	5,567	668	—	6,235

	Nine months ended September 30, 2002
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$383,994	$6,353	$—	$390,347
Operating income	24,205	293	—	24,498
Identifiable assets	398,049	12,684	(10,814)	399,919
Depreciation and amortization	22,166	1,116	—	23,282
Capital expenditures	8,858	744	—	9,602

8.	SUBSEQUENT EVENTS:

On November 13, 2003, QD Inc. closed on its initial public offering of 7,875,000 shares of its common stock. Concurrently with the initial public offering, the Company completed a private offering of 9% Senior Subordinated Notes due 2010 and entered into a new credit facility. The proceeds of all three transactions will be used to repay existing indebtedness.

9.	GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes, Series B Floating Interest Rate Subordinated Term Notes and 12.5% Senior Subordinated Secured Notes are unconditionally guaranteed, jointly and severally, on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries (the “Guarantors”). Each of the Company’s direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport Ltd. are non-guarantor subsidiaries.

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect to all of the Company’s indebtedness, including the 12½% Senior Notes and other obligations, depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes. The following condensed consolidating financial information of the parent company, combined guarantor subsidiaries and non-guarantor subsidiaries presents:

1.	Balance Sheets as of September 30, 2003 and December 31, 2002.

2.	Statements of Operations for the three months ended September 30, 2003 and September 30, 2002.

3.	Statements of Operations for the nine months ended September 30, 2003 and September 30, 2002.

4.	Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002.

5.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,418	$829	$—	$2,247
Accounts receivable, net	—	80,053	748	—	80,801
Inventories	—	775	127	—	902
Prepaid expenses and other current assets	—	13,008	347	—	13,355

Total current assets	—	95,254	2,051	—	97,305
Property and equipment, net	—	128,946	7,330	—	136,276
Goodwill	—	130,304	428	—	130,732
Intangibles, net	—	1,222	—	—	1,222
Other assets	100,000	11,854	3	(100,000)	11,857
Investment in subsidiaries	165,066	—	—	(165,066)	—

Total assets	$265,066	$367,580	$9,812	$(265,066)	$377,392

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$15,577	$—	$—	$—	$15,577
Accounts payable and accrued expenses	—	55,916	1,258	—	57,174
Intercompany	—	8,409	(8,409)	—	—
Affiliates and independent owner-operators payable	—	8,139	12	—	8,151
Income taxes payable	—	1,662	252	—	1,914

Total current liabilities	15,577	74,126	(6,887)	—	82,816
Long-term debt, less current maturities	352,379	—	—	—	352,379
Environmental liabilities	—	25,364	—	—	25,364
Other non-current liabilities	—	115,852	—	(100,000)	15,852
Deferred taxes	—	(884)	2,922	—	2,038

Total liabilities	367,956	214,458	(3,965)	(100,000)	478,449
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest and additional paid-in-capital	176,425	95,513	15,126	(110,639)	176,425
(Accumulated deficit) retained earnings	(74,362)	70,080	(234)	(69,846)	(74,362)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive loss	(15,364)	(14,304)	(1,060)	15,364	(15,364)

Total membership interest	(102,890)	151,289	13,777	(165,066)	(102,890)

Total liabilities and membership interest	$265,066	$367,580	$9,812	$(265,066)	$377,392

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$284	$377	$—	$661
Accounts receivable, net	—	82,876	(7,448)	—	75,428
Inventories	—	792	106	—	898
Prepaid expenses and other current assets	—	15,367	291	—	15,658

Total current assets	—	99,319	(6,674)	—	92,645
Property and equipment, net	—	145,946	7,615	—	153,561
Goodwill	—	130,304	428	—	130,732
Intangibles, net	—	1,565	20	—	1,585
Other assets	100,000	8,738	4	(100,000)	8,742
Investment in subsidiaries	164,314	—	—	(164,314)	—

Total assets	$264,314	$385,872	$1,393	$(264,314)	$387,265

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current maturities of indebtedness	$3,251	$—	$—	$—	$3,251
Accounts payable and accrued expenses	—	56,202	1,402	—	57,604
Intercompany	—	21,881	(21,881)	—	—
Affiliates and independent owner-operators payable	—	10,571	33	—	10,604
Income taxes payable	—	1,268	301	—	1,569

Total current liabilities	3,251	89,922	(20,145)	—	73,028
Long-term debt, less current maturities	373,939	—	5,000	—	378,939
Environmental liabilities	—	27,324	—	—	27,324
Other non-current liabilities	—	117,656	—	(100,000)	17,656
Deferred income tax	—	(1,175)	2,536	—	1,361

Total liabilities	377,190	233,727	(12,609)	(100,000)	498,308
Minority interest in subsidiaries	—	1,833	—	—	1,833
Membership interest:
Membership interest and additional paid-in capital	176,436	112,217	15,127	(127,344)	176,436
(Accumulated deficit) retained earnings	(83,892)	52,898	(42)	(52,856)	(83,892)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive loss	(15,831)	(14,803)	(1,028)	15,831	(15,831)

Total membership interest	(112,876)	150,312	14,002	(164,314)	(112,876)

Total liabilities and membership interest	$264,314	$385,872	$1,393	$(264,314)	$387,265

*	Condensed from audited financial statements.

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$121,987	$1,934	$—	$123,921
Fuel surcharge	—	3,369	82	—	3,451
Other service revenues	—	18,299	208	—	18,507

Total operating revenues	—	143,655	2,224	—	145,879
Operating expenses:
Purchased transportation	—	93,646	342	—	93,988
Compensation	—	13,647	670	—	14,317
Depreciation and amortization	—	7,224	396	—	7,620
Insurance claims	—	4,587	63	—	4,650
Other operating expenses	—	14,706	777	—	15,483

Operating income (loss)	—	9,845	(24)	—	9,821
Interest expense	7,116	—	11	—	7,127
Other income	(76)	(79)	—	—	(155)
Equity in earnings of subsidiaries	(5,810)	—	—	5,810	—

Income (loss) before taxes	(1,230)	9,924	(35)	(5,810)	2,849
Income taxes	(3,959)	4,069	10	—	120

Net income (loss)	$2,729	$5,855	$(45)	$(5,810)	$2,729

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$111,648	$1,836	$—	$113,484
Fuel surcharge	—	1,710	59	—	1,769
Other service revenues	—	17,129	193	—	17,322

Total operating revenues	—	130,487	2,088	—	132,575
Operating expenses:
Purchased transportation	—	77,364	282	—	77,646
Compensation	—	18,354	602	—	18,956
Depreciation and amortization	—	7,292	394	—	7,686
Insurance claims	—	3,289	121	—	3,410
Other operating expenses	—	16,367	605	—	16,972

Operating income	—	7,821	84	—	7,905
Interest expense	7,514	—	45	—	7,559
Other expense (income)	(31)	35	—	—	4
Equity in income of subsidiaries	(4,064)	—	—	4,064	—

Income (loss) before taxes	(3,419)	7,786	39	(4,064)	342
Income taxes	(3,192)	3,192	62	—	62

Income (loss) from continuing operations	(227)	4,594	(23)	(4,064)	280
Loss from operations and disposal of discontinued division (net of tax)	—	—	(507)	—	(507)

Net income (loss)	$(227)	$4,594	$(530)	$(4,064)	$(227)

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$354,869	$5,674	$—	$360,543
Fuel surcharge	—	11,800	327	—	12,127
Other service revenues	—	52,781	800	—	53,581

Total operating revenues	—	419,450	6,801	—	426,251
Operating expenses:
Purchased transportation	—	266,687	948	—	267,635
Compensation	—	43,457	2,017	—	45,474
Depreciation and amortization	—	21,504	1,240	—	22,744
Insurance claims	—	11,227	181	—	11,408
Other operating expenses	—	46,434	2,371	—	48,805

Operating income	—	30,141	44	—	30,185
Interest expense	19,295	—	168	—	19,463
Foreign currency transaction loss	—	937	—	—	937
Other income	(121)	(79)	—	—	(200)
Equity in earnings of subsidiaries	(17,085)	—	—	17,085	—

Income (loss) before taxes	(2,089)	29,283	(124)	(17,085)	9,985
Income taxes	(11,714)	12,006	68	—	360

Net income (loss)	$9,625	$17,277	$(192)	$(17,085)	$9,625

FORM 10-Q

QUALITY DISTRIBUTION, LLC AND SUBSIDIARIES

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$329,936	$5,454	$—	$335,390
Fuel surcharge	—	3,112	269	—	3,381
Other service revenues	—	50,946	630	—	51,576

Total operating revenues	—	383,994	6,353	—	390,347
Operating expenses:
Purchased transportation	—	226,823	943	—	227,766
Compensation	—	51,452	1,859	—	53,311
Depreciation and amortization	—	22,166	1,116	—	23,282
Insurance claims	—	9,961	178	—	10,139
Other operating expenses	—	49,387	1,964	—	51,351

Operating income	—	24,205	293	—	24,498
Interest expense	37,048	—	140	—	37,188
Other expense (income)	(99)	83	—	—	(16)
Equity in loss of subsidiaries	11,991	—	—	(11,991)	—

Income (loss) before taxes	(48,940)	24,122	153	11,991	(12,674)
Income taxes	(9,665)	9,890	190	—	415

Income (loss) from continuing operations	(39,275)	14,232	(37)	11,991	(13,089)
Loss from operations and disposal of discontinued division (net of tax)	—	—	(2,201)	—	(2,201)

Income (loss) before cumulative effect of a change in accounting principle	(39,275)	14,232	(2,238)	11,991	(15,290)
Cumulative effect of change in accounting principle (net of tax)	—	(23,985)	—	—	(23,985)

Net loss	$(39,275)	$(9,753)	$(2,238)	$11,991	$(39,275)

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$9,625	$17,277	$(192)	$(17,085)	$9,625
Adjustments for non-cash charges	(17,085)	41,852	1,647	—	26,414
Changes in assets and liabilities	—	(18,455)	(8,487)	17,085	(9,857)

Net cash provided by (used in) operating activities	(7,460)	40,674	(7,032)	—	26,182

Cash flows from investing activities:
Capital expenditures	—	(5,567)	(668)	—	(6,235)
Proceeds from asset dispositions	—	1,459	369	—	1,828

Net cash used in investing activities	—	(4,108)	(299)	—	(4,407)

Cash flows from financing activities:
Net payments on the revolver	(10,230)	—	—	—	(10,230)
Payment of debt obligations	(1,646)	—	(3,730)	—	(5,376)
Financing fees	—	(4,059)	—	—	(4,059)
Other	8	(115)	—	—	(107)
Net change in intercompany balances	19,328	(30,821)	11,493	—	—

Net cash provided by (used in) financing activities	7,460	(34,995)	7,763	—	(19,772)

Net increase in cash	—	1,571	432	—	2,003
Effect of exchange rate changes on cash	—	(437)	20	—	(417)
Cash, beginning of period	—	284	377	—	661

Cash, end of period	$—	$1,418	$829	$—	$2,247

FORM 10-Q

QUALITY DISTRIBUTION, LLC

(SUCCESSOR TO QUALITY DISTRIBUTION, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited — In 000’s)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(39,275)	$(9,753)	$(2,238)	$11,991	$(39,275)
Adjustments for non-cash charges	39,275	6,699	2,504	—	48,478
Changes in assets and liabilities	—	20,239	(5,408)	(11,991)	2,840

Net cash provided by (used in) operating activities	—	17,185	(5,142)	—	12,043

Cash flows from investing activities:
Capital expenditures	—	(8,858)	(744)	—	(9,602)
Proceeds from asset dispositions	—	1,738	5,826	—	7,564

Net cash used in investing activities	—	(7,120)	5,082	—	(2,038)

Cash flows from financing activities:
Net payments on the revolver	(4,500)	—	—	—	(4,500)
Payment of debt obligations	(12,008)	—	—	—	(12,008)
Proceeds from issuance of stock	10,000	—	—	—	10,000
Financing fees	—	(4,690)	—	—	(4,690)
Other	—	(788)	—	—	(788)
Net change in intercompany balances	6,508	(6,508)	—	—	—

Net cash provided by (used in) financing activities	—	(11,986)	—	—	(11,986)

Net decrease in cash	—	(1,921)	(60)	—	(1,981)
Effect of exchange rate changes on cash	—	(90)	—	—	(90)
Cash, beginning of period	—	2,045	167	—	2,212

Cash, end of period	$—	$34	$107	$—	$141

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

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning and intermodal services presented as other service revenue.

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

During the second quarter of 2002, the Company sold the Levy petroleum division and closed the Levy mining operation, as well as closed Bulknet, our internet-based load brokerage subsidiary. Revenue and operating expenses in the following discussion have been adjusted to reflect the discontinued operations from the sale of these divisions. Additionally, we reclassified our insurance subsidiary’s premium revenue and insurance loss expense to a gross basis from a net basis for 2002. The impact of those reclassifications increased other service revenue and other operating expense by $0.6 million and by $1.7 million for the three months and nine months ended September 30, 2002, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, revenues totaled $145.9 million, an increase of $13.3 million or 10.0% from revenues of $132.6 million for the same period in 2002. Transportation revenue increased $10.4 million, which is primarily attributable to an increase in demand from shippers, as well as new business secured during the first three quarters of 2003. During the last quarter of 2002 through September 30, 2003, eight new affiliates joined QD LLC providing approximately $5.0 million of incremental transportation revenue in the third quarter of 2003. Fuel surcharge was higher in the second quarter of 2003 by $1.7 million as a result of higher fuel prices and volume increases. Other service revenues increased $1.2 million primarily as a result of the increase in trailer rental revenues from affiliate terminals that were previously Company owned terminals.

For the quarter ended September 30, 2003, operating income totaled $9.8 million, an increase of $1.9 million or 24.2% compared to $7.9 million for the same period in 2002. The increase in purchased transportation and the decreases in compensation and other operating expenses are primarily the result of higher revenues, cost reductions and the impact of several conversions of company terminals to affiliate operations begun in the fourth quarter of 2002 and continuing through the third quarter of 2003. As terminals are converted, the Company reduces overhead and increases purchased transportation expense, representing the affiliates’ percentage split of revenues. Insurance claims expense increased $1.2 million to $4.7 million for the three months ended September 30, 2003 from the same period in the prior year as a result of an increase in self-insurance reserves of $1.5 million relating to an accident in Pikeville, Kentucky, offset in part by reductions in reserves of previously accrued incidents.

The operating margin for the quarter ended September 30, 2003 was 6.7% compared to 6.0% for the same period in 2002.

Interest expense decreased by $1.1 million in 2003 compared to 2002 as a result of reductions in debt due to principal payments made since the prior year, lower interest rates on the variable rate debt and the amortization of deferred gains on the May 2002 debt restructuring. Additionally, interest expense for the third quarter of 2003 included $0.7 million in transaction fees incurred in a debt offering that was not effected.

The provision for income taxes increased slightly. The provision represents state franchise and foreign taxes. Federal income taxes for the three months ended September 30, 2003 have been offset by net operating loss carryforwards from previous years.

For the quarter ended September 30, 2003, the Company’s net income was $2.7 million compared to a $0.2 million loss for the same period last year. The results during 2002 include a loss of $0.5 million on discontinued operations. Net income from continuing operations increased $2.4 million as a result of the increase in business, cost cutting efforts and reduced interest expense.

As of September 30, 2003, a total of 100 membership units in the Company were outstanding, all of which were held by QD Inc.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, revenues increased $35.9 million, or 9.2%, to $426.3 million compared to the same period in the prior year. Transportation revenue increased $25.2 million primarily as the result of an increase in demand from existing customers and new business secured during the first three quarters of 2003. Additionally, eight new affiliates joined QD LLC since September 30, 2002 providing approximately $9.9 million of incremental transportation revenue for the nine months ended September 30, 2003. Fuel surcharge increased $8.7 million during the first three quarters of 2003 as a result of higher fuel prices and volume increases. Other service revenues increased $2.0 million primarily from the growth of our insurance subsidiary and from trailer rental revenue as a result of the Company converting Company owned terminals to affiliates.

Operating income increased $5.7 million, or 23.2%, for the nine months ended September 30, 2003 as compared to the same period in the prior year. The increase in purchased transportation and the decreases in compensation and other operating expenses are primarily the result of higher revenues, cost reductions and the impact of the conversion of several company terminals to affiliate operations at the end of 2002 through the third quarter of 2003. As terminals are converted, the Company reduces overhead and increases purchased transportation expense, representing the affiliates’ percentage split of revenues. Insurance claims expense increased $1.3 million from the nine months ended September 30, 2002 to the same period in 2003 as a result of an increase in self-insurance reserves of $1.5 million relating to an accident in Pikeville, Kentucky, offset in part by reductions in reserves of previously accrued incidents. The overall reduction of costs is evidenced by the improvement of the operating margin from 6.3% for the nine months ended September 30, 2002 to 7.1% for the nine months ended September 30, 2003.

Interest expense decreased $8.3 million during the first nine months of 2003 from the same period in the prior year as a result of reductions in debt, lower interest rates and the amortization of deferred gains on the May 2002 debt restructuring. Additionally, interest expense for the nine months ended September 30, 2003 included $0.7 million in transaction fees incurred in a debt offering that was not effected. Interest expense for the nine months ended September 30, 2002 included $10.1 million fees incurred in a debt restructuring during May 2002.

The provision for income taxes remained relatively constant from period to period. This expense mainly represents state franchise and foreign taxes. Federal taxes for the nine months ended September 30, 2003 have been offset by net operating loss carryforwards from previous years.

For the nine months ended September 30, 2003, net income was $9.6 million compared to a net loss of $39.3 million during the same period in the previous year. The results in 2002 include a loss of $2.2 million on discontinued operations. Additionally, in 2002 the Company recorded a $24.0 million charge for the cumulative effect of a change in accounting principle to recognize impairment of goodwill related to the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” Net income from continuing operations increased $22.7 million as a result of the increase in business, cost cutting efforts and reduced interest expense. The increase for the nine months ended September 30, 2003 is net of a loss of $0.9 million on foreign currency transactions related to debt denominated in Canadian dollars due to the significant weakening of the U.S. dollar compared to the Canadian dollar during 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is cash flow from operations and borrowing availability under its credit agreement. Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2003, compared to $12.0 million for the same period in 2002, which was primarily due to the increase in net income.

Cash used in investing activities totaled $4.4 million for the nine month period ended September 30, 2003, compared to $2.0 million used for the comparable 2002 period. This increase is the result of reduced proceeds from the disposal of fixed assets, as capital expenditures decreased by $3.4 million.

Cash used in financing activities totaled $19.8 million during the nine month period ended September 30, 2003, compared to $12.0 million used in the comparable period in 2002. The increase is primarily the result of an increase in the repayment of the revolving credit facility by $5.7 million and an increase in the repayment of the term loan of the credit facility by $3.4 million due to the increase in cash flows from operations.

On August 11, 2003, the Company entered into a seventh amendment to the credit agreement, which consists of, among other things, the following material provisions:

•	A one year extension of the maturity of the revolving credit facility and Tranche A term loan to June 9, 2005;

•	A permanent reduction of the revolving credit facility by $15.0 million to its current $60 million;

•	An increase in the scheduled quarterly principal payment of the Tranche A term loan from $225 thousand to $2.1 million beginning with the quarter ending September 30, 2003;

•	A conversion of $10.0 million of the outstanding revolving credit facility into a new Tranche E term loan maturing at the rate of $1.25 million per quarter beginning on September 30, 2003;

•	A termination of our Canadian subsidiary’s ability to borrow under the revolving credit facility; and

•	A pricing increase to, at the Company’s option, the Eurodollar rate plus 4.25% or the administrative agents’ base rate plus 3.25% for all tranches of the term loan (other than the Tranche D term loan) and the revolving credit facility.

Our existing credit facility provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2005, a $105.0 million Tranche B Term Loan maturing on August 28, 2005, a $90.0 million Tranche C Term Loan maturing on February 28, 2006, a $5.0 million Tranche D Term Loan maturing on March 2, 2006 (or, if earlier, two days following acceleration of any principal amount under the existing credit facility), a $10.0 million Tranche E Term Loan maturing on June 9, 2005 and a $60.0 million revolving credit facility available until June 9, 2005.

As of September 30, 2003, total borrowings under the existing credit facility, including current maturities, were $272.0 million, and the Company had borrowing availability of $22.3 million under the revolving credit facility.

Currently, the Company’s primary cash needs consist of capital expenditures and debt service under the existing credit facility, the 12.5% Senior Subordinated Secured Notes and the Series B notes. The Company incurs capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

The following is a schedule at September 30, 2003 of the Company’s long-term contractual commitments, including the current portion of long-term indebtedness, over the periods that we expect them to be paid under the revised credit agreement:

	Balance at September 30, 2003	Remainder 2003	2004	2005	2006	AFTER
Operating leases	$—	$788	$2,072	$1,759	$1,190	$—
Total indebtedness, including capital lease obligations	356,283	4,153	15,229	208,789	69,808	58,304

Total	$356,283	$4,941	$17,301	$210,548	$70,998	$58,304

On November 13, 2003, QD Inc. closed on its initial public offering of 7,875,000 shares of common stock. Concurrently with the initial public offering, the Company completed a private offering of 9% Senior Subordinated Notes due 2010 (the “New Notes”) and entered into a new credit facility (collectively, the “Transaction”). The proceeds of the Transaction will be used to repay existing indebtedness.

The following is a schedule as of September 30, 2003, on a pro forma basis to give effect to the Transaction, of our long-term contractual commitments, including the current portion of our long-term indebtedness, over the periods that we expect them to be paid (dollars in thousands):

	Balance at September 30, 2003	Remainder 2003	2004	2005	2006	AFTER
Operating leases	$—	$788	$2,072	$1,759	$1,190	$—
Total indebtedness, including capital lease obligations	272,845	345	1,400	1,400	8,900	260,800

Total	$272,845	$1,133	$3,472	$3,159	$10,090	$260,800

Additionally, as of September 30, 2003, we had $30.5 million of environmental liabilities, $15.9 million pension plan and other long-term insurance claim obligations we expect to pay out over the next five to seven years and $31.2 million in letters of credit outstanding.

The following is a schedule of our indebtedness, exclusive of capital lease obligations, at September 30, 2003, as adjusted to give effect to the Transaction, over the periods we are required to pay such indebtedness (dollars in thousands).

	New credit facility
	Term	FIRSTS	Notes	Total
2003	$—	$—	$—	$—
2004	1,400	—	—	1,400
2005	1,400	—	—	1,400
2006	1,400	7,500	—	8,900
Thereafter	135,800	—	125,000	260,800

	$140,000	$7,500	$125,000	$272,500

As of September 30, 2003, the Company was in compliance with the financial covenants in the previous credit agreement. The new credit facility includes financial covenants, which require certain ratios to be maintained. These ratios include the interest coverage ratio, the ratio of consolidated EBITDA to consolidated interest expense and the consolidated total leverage ratio, which is the ratio of consolidated total debt to consolidated EBITDA. As of September 30, 2003, on a pro forma basis the Company would have been in compliance with these financial covenants and the other financial covenants contained in the new credit facility. However, continued compliance with these requirements could be affected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS. There can be no assurance that the Company will be able to comply with such revised financial covenants. The Company currently believes that it will be in compliance with the covenants in the new credit agreement through 2003.

The Company’s management believes that borrowings under the new credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the ensuing twelve months as required by the new credit agreement and the New Notes.

On August 13, 2003, a truck operated by Advent Logistics under dispatch from Quality Carriers, Inc. accidentally disengaged its tank trailer, releasing approximately 6,000 gallons of liquid xylene on a roadway in a rural area in Pikeville, Kentucky. All emergency response authorities were timely notified, and the spill was successfully contained by hazardous materials crews mobilized at the site. We estimate remedial expense and business interruption claims from affected businesses to be $1.5 million, which was recorded as insurance claims expense in the third quarter.

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

Dependence on Affiliates and Owner-Operators—A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

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

Claims Exposure—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and worker’s compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers compensation for periods after September 15, 2002. From January 1, 2002 through September 14, 2002 we carried a $2 million deductible for auto liability insurance. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

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

The Company may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would not have a material impact on the Company’s results of operations.

ITEM 4—CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the third quarter, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2.	Changes in Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following report on Form 8-K:

Date	Other Information Reported
08/19/03	Release announcing second quarter results.

No financial statements were filed with the above report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, LLC

November 14, 2003	/s/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

November 14, 2003	/s/ SAMUEL M. HENSLEY

SAMUEL M. HENSLEY, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)